Form 10-Q
period 2006-06-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2006-11-21
CIK 1338474

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2006

                                       or

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

                                Table of Contents

Part I - FINANCIAL INFORMATION                                                                   Page
     Item 1.  Financial Statements (Unaudited):
       Condensed Balance Sheets as of June 30, 2006 and December 31, 2005                           3
       Condensed Statements of Operations for the three and six months ended
          June 30, 2006, and for the period from August 16, 2005 (Inception) to
          June 30, 2006                                                                             4
       Condensed Statements of Cash Flows for the six months ended
          June 30, 2006, and for the period from August 16, 2005 (Inception)
          to June 30, 2006                                                                          5
       Notes to Unaudited Condensed Financial Statements                                            6
     Item 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                                  15
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           21
     Item 4.  Controls and Procedures                                                              21

Part II - OTHER INFORMATION

     Item 5.  Other Information                                                                    23
     Item 6.  Exhibits                                                                             24

     SIGNATURES                                                                                    25

Part I - Financial Information
Item 1.  Financial Statements

                          RIDGEWOOD ENERGY Q FUND, LLC
                        (An exploratory stage enterprise)
                            CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                    June 30, 2006    December 31, 2005
                                                                    -------------    -----------------
                         ASSETS
Current assets:
   Cash and cash equivalents                                        $  38,677,290      $  86,240,180
   Short-term investment in marketable securities                      35,718,046                  -
   Production receivable                                                  936,268                  -
   Interest receivable                                                          -            206,946
   Prepaid expenses                                                         5,270             36,891
                                                                    -------------      -------------
     Total current assets                                              75,336,874         86,484,017
                                                                    -------------      -------------
Salvage fund                                                            1,017,013                  -
                                                                    -------------      -------------

Oil and gas properties

   Advances to operators for working interests and expenditures                 -         11,787,240
   Proved properties                                                   17,989,438                  -
   Less:  accumulated depletion and amortization                         (143,730)                 -
                                                                    -------------      -------------
     Oil and gas properties, net                                       17,845,708         11,787,240
                                                                    -------------      -------------
     Total assets                                                   $  94,199,595      $  98,271,257
                                                                    =============      =============
            LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:

   Due to operator                                                  $   9,278,819                $ -
   Accrued expenses payable                                               243,260          2,720,993
   Due to affiliates (Note 7)                                                  20          3,173,232
                                                                    -------------      -------------
     Total current liabilities                                          9,522,099          5,894,225
                                                                    -------------      -------------
Non-current liabilities:

   Asset retirement obligations                                            76,764                  -
                                                                    -------------      -------------
     Total non-current liabilities                                         76,764                  -
                                                                    -------------      -------------
     Total liabilities                                                  9,598,863          5,894,225
                                                                    -------------      -------------
Commitments and contingencies (Note 9)

Members' capital:

   Manager:
     Deficit accumulated during the exploratory stage                    (419,325)          (180,100)
                                                                    -------------      -------------
   Managers's total                                                      (419,325)          (180,100)
                                                                    -------------      -------------

   Shareholders:
     Capital contributions (1,335 shares authorized;
        830.5577 shares issued and outstanding)                       123,036,639        123,036,639
     Subscriptions receivable                                                   -         (2,964,172)
     Syndication costs                                                (14,069,525)       (14,069,525)
     Deficit accumulated during the exploratory stage                 (23,947,057)       (13,445,810)
                                                                    -------------      -------------
     Shareholders' total                                               85,020,057         92,557,132
                                                                    -------------      -------------
     Total members' capital                                            84,600,732         92,377,032
                                                                    -------------      -------------
     Total liabilities and members' capital                         $  94,199,595      $  98,271,257
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

                          RIDGEWOOD ENERGY Q FUND, LLC
                        (An exploratory stage enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    For the period
                                                                                    August 16, 2005
                                                 Three months        Six months       (Inception)
                                                     ended             ended            through
                                                 June 30, 2006     June 30, 2006     June 30, 2006
                                                 -------------     -------------     -------------
Revenue
   Oil and gas revenue                           $    936,268      $    936,268      $    936,268
                                                 ------------      ------------      ------------
Expenses
   Dry-hole costs                                   3,414,612        11,284,103        19,090,895
   Investment fees to affiliate (Note 7)                    -                 -         5,563,208
   Management fees to affiliate (Note 7)              769,452         1,538,903         2,141,816
   Depletion and amortization                         143,730           143,730           143,730
   Accretion expense                                      326               326               326
   Other general and administrative expenses          336,234           381,055           488,665
                                                 ------------      ------------      ------------
     Total expenses                                 4,664,354        13,348,117        27,428,640
                                                 ------------      ------------      ------------
     Loss from operations                          (3,728,086)      (12,411,849)      (26,492,372)
                                                 ------------      ------------      ------------
Other income
   Interest income                                    848,535         1,671,377         2,125,990
                                                 ------------      ------------      ------------
     Net loss                                    $ (2,879,551)     $(10,740,472)     $(24,366,382)
                                                 ============      ============      ============
     Manager - Net loss                          $    (15,659)     $   (239,225)     $   (419,325)

     Shareholders - Net loss                     $ (2,863,892)     $(10,501,247)     $(23,947,057)
     Net loss per share                          $     (3,448)     $    (12,644)     $    (28,833)


              The accompanying notes are an integral part of these
                        condensed financial statements.

                          RIDGEWOOD ENERGY Q FUND, LLC
                        (An exploratory stage enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      For the period
                                                                     Six months      August 16, 2005
                                                                       ended       (Inception) through
                                                                   June 30, 2006      June 30, 2006
                                                                   -------------      -------------
Cash flows from operating activities
    Net loss                                                       $ (10,740,472)     $ (24,366,382)
    Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities
       Depletion and amortization                                        143,730            143,730
       Accretion expense                                                     326                326
       Dry-hole costs                                                 11,284,103         19,090,895
       Interest earned on marketable securities                         (718,642)          (718,642)
       Interest earned on salvage fund                                   (19,421)           (19,421)
       Changes in assets and liabilities
         Increase in production receivable                              (936,268)          (936,268)
         Decrease in interest receivable                                 206,946                  -
         Decrease (increase) in prepaid expenses                          31,621             (5,270)
         Increase in accrued expenses payable                             31,978            243,260
         Decrease (increase) in due to affiliates                     (1,569,737)                20
                                                                   -------------      -------------
         Net cash used in operating activities                        (2,285,836)        (6,567,752)
                                                                   -------------      -------------
Cash flows from investing activities
    Payments to operators for working interests                                -        (11,787,240)
       and expenditures
    Capital expenditures for oil and gas properties paid              (8,131,044)       (15,937,836)
    Funding of salvage fund                                             (997,592)          (997,592)
    Investment in marketable securities                              (34,999,404)       (34,999,404)
                                                                   -------------      -------------
       Net cash used in investing activities                         (44,128,040)       (63,722,072)
                                                                   -------------      -------------
Cash flows from financing activities
    Contributions from shareholders                                            -        123,036,639
    Subscriptions receivable                                                   -         (2,964,172)
    Collection of subscriptions receivable                             2,964,172          2,964,172
    Syndication costs paid                                            (4,113,186)       (14,069,525)
                                                                   -------------      -------------
       Net cash (used in) provided by financing activities            (1,149,014)       108,967,114
                                                                   -------------      -------------
         Net (decrease) increase in cash and cash equivalents        (47,562,890)        38,677,290

         Cash and cash equivalents, beginning of period               86,240,180                  -
                                                                   -------------      -------------
         Cash and cash equivalents, end of period                  $  38,677,290      $  38,677,290
                                                                   =============      =============

Supplemental schedule of noncash investing activities
         Advances used for capital expenditures in oil and gas
            properties reclassified to unproven properties         $  11,787,240      $  11,787,240
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

                          RIDGEWOOD ENERGY Q FUND, LLC
                        (An exploratory stage enterprise)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Organization and Purpose

The Ridgewood Energy Q Fund, LLC ("Fund"), a Delaware limited liability company, was formed on August 16, 2005 and operates pursuant to a limited liability company agreement ("Agreement") dated as of September 6, 2005 by and among Ridgewood Energy Corporation ("Manager") and the shareholders of the Fund. Although the date of formation is August 16, 2005, the Fund did not begin operations until September 6, 2005 when it began its private offering of shares. There were no business activities prior to September 6, 2005 and as such, no prior period comparative financial information is presented.

The Fund was organized to acquire, drill, construct and develop oil and natural gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities. The Fund began earning revenue in June 2006 from these operations and prior to that point in time was considered to be in the exploratory stage.

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

2.   Summary of Significant Accounting Policies

     Basis of presentation

These unaudited interim condensed financial statements have been prepared by the Fund's management, in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund's financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2005 included in the Fund's Annual Report Amendment No. 1 on Form 10/A ("Form 10/A").

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

Advances to Operators for Working Interests and Expenditures

Each participation agreement that the Fund executes for an exploratory project requires the Fund to make a payment to the working interest owner for the Fund's ownership rights and working interest in the project. The Fund will account for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred the payments are capitalized as unproved properties.

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

Capitalized acquisition costs of producing oil and natural gas properties after recognizing estimated salvage values are depleted by the unit-of-production method. The Fund earned revenue for the six months ended June 30, 2006, approximating $0.9 million. No revenue was earned in 2005.

     Revenue Recognition

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle).

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas the Fund is entitled to. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. For the period August 16, 2005 (Inception) through June 30, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

                                      June 30, 2006    December 31, 2005
                                      -------------    -----------------
      Balance - Beginning of period     $       -          $       -

      Liabilities incurred                191,050                  -
      Liabilities settled                (114,612)                 -
      Accretion expense                       326                  -
                                        ---------          ---------

      Balance - End of period           $  76,764          $       -
                                        =========          =========


In March 2005, FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). This interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists. FIN 47 was effective for calendar year-end entities no later than December 31, 2005. The application of FIN 47 did not have an impact on the Fund's financial position or results of operations.

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SASF No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. As of June 30, 2006 and December 31, 2005, no impairments were recorded.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. In April 2006, the Main Pass 30 Project was determined to have proved reserves. As of June 30, 2006, and December 31, 2005, the Fund had depletion and amortization of approximately $144 thousand and nil, respectively.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents / Salvage Fund

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of June 30, 2006 and December 31, 2005, bank balances exceeded federally insured limits by approximately $19.2 million and $86.0 million, respectively inclusive of the salvage fund. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk. Cash equivalents of approximately $20.3 million and nil are investments in three month US Treasury Notes as of June 30, 2006 and December 31, 2005, respectively.

     Income and Expense Allocation

Profits and losses are to be allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for certain expenses, such as dry-hole costs and fiduciary fees, and interest income which are allocated 99% to shareholders and 1% to the Manager.

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

The Fund adopted FSP 19-1 during the third quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately $3.4 million, $11.3 million and $19.1 million, respectively for the three and six months ended June 30, 2006, and for the period August 16, 2005 (Inception) through June 30, 2006, respectively. As of June 30, 2006 and December 31, 2005, the Fund had no capitalized exploratory well costs greater than one year.

5. Short-term Investments in Marketable Securities inclusive of Salvage Fund

Short-term investments are comprised of US Treasury Notes with maturities greater than six months and are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. Held to maturity investments as of June 30, 2006 will mature in July 2006.

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

7.   Related Parties

Ridgewood Energy Corporation, the Manager, was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions when the capital contribution is made. For the period August 16, 2005 (Inception) through June 30, 2006, investment fees were approximately $5.6 million. Of this amount approximately nil and $1.6 million was included in due to affiliates as of June 30, 2006 and December 31, 2005, respectively. In 2006, there were no investment fees.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees of approximately $0.8 million and $1.5 million were incurred and paid for the three and six months ended June 30, 2006, respectively. Management fees of approximately $2.1 million were incurred and paid for the period August 16, 2005 (Inception) through June 30, 2006.

The Manager was paid an offering fee which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee is included in syndication costs (Note 2) of approximately $14.1 million. For the period August 16, 2005 (Inception) through June 30, 2006, offering fees were approximately $4.3 million. Of this amount approximately nil and $1.2 million was included in due to affiliates as of June 30, 2006 and December 31, 2005, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of June 30, 2006 and December 31, 2005 the Manager owed the Fund approximately nil and $1 thousand, respectively for the overpayment of fees, which is included in due to affiliates.

In 2005, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager was paid selling commissions and placement fees of approximately $0.2 million and $1.2 million, respectively, for shares sold of the Fund which are reflected in syndication costs (Note 2). As of June 30, 2006 and December 31, 2005, approximately nil and $0.4 million respectively, was included in due to affiliates.

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

8.   Fair Value of Financial Instruments

As of June 30, 2006 and for the period ended December 31, 2005, the carrying value of cash and cash equivalents, short-term investments in marketable securities, and salvage fund, approximate fair value. Cash and cash equivalents principally consist of money market funds and short-term investments in three month US Treasury Notes.

9.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2006 and December 31, 2005, there were no known environmental contingencies that required the Fund to record a liability.

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

Overview

The Fund is an independent oil and natural gas producer. Our primary investment objective is to generate cash flow for distribution to its shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico. The Fund began its operations by offering Shares in a private offering on September 6, 2005. As a result of such offering, it raised capital of approximately $123.0 million through the sale of 830.5577 shares of LLC membership interests. After the payment of approximately $19.7 million in offering fees, commissions and investment fees to Ridgewood Energy Corporation, affiliates, and broker-dealers, the Fund retained approximately $103.3 million available for investment. Investment fees represent a one time fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions.

The Manager performs certain duties on the Fund's behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan, to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. As compensation for the above duties, the Manager is paid a one-time investment fee (4.5%) for the evaluation of projects on the Fund's behalf and an annual management fee (2.5%), payable monthly, for ongoing administrative and advisory duties as well as reimbursement of expenses. The Manager also participates in distributions as additional compensation for its administrative and management services.

Project Update

As of June 30, 2006 the Fund owned working interests in two offshore blocks and has participated in the drilling of two wells.

Main Pass 221

The Fund acquired a 35% working interest from the Operator, Chevron. In consideration for our 35% working interest the Fund paid a promote of $2.8 million. This project was to consist of three large potential natural gas reservoirs stacked one on top of another between 19,700 feet and 22,000 feet. The well began drilling on November 3, 2005 and reached its total depth on January 24, 2006, 91 days after arriving on location. The well was perforated on April 9, 2006 and flowed at non-commercial rates. On April 10, 2006 the decision was made to plug and abandon the well. Dry-hole costs including plug and abandonment expenses incurred by the Fund for the three months ended June 30, 2006, the six months ended June 30, 2006 and for the period August 16, 2005 (Inception) through June 30, 2006 were approximately $3.4 million, $11.3 million, and $19.1 million, respectively.

Main Pass 30

The Fund acquired a 45% working interest from the Operator, Chevron. In consideration for our 45% working interest the Fund agreed to pay 90% of the drilling costs on the first well and 75% of the drilling costs for additional development wells. All completion costs and operating expenses will be charged at the working interest percentage of 45%. This project has a five well potential between 12,000 and 12,500 feet. For the six months ended June 30, 2006 the Fund incurred project costs of $17.9 million, toward a total budget of approximately $77.8 million.

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

Results of Operations

For the three and six months ended June 30, 2006, the loss from operations was approximately $3.7 million and $12.4 million, respectively, primarily relating to dry-hole costs. For the period August 16, 2005 (Inception) through June 30, 2006, the loss from operations aggregated approximately $26.5 million, primarily related to approximately $19.1 million of dry-hole costs, approximately $5.6 million of investment fees and approximately $2.1 million of management fees.

The manager is paid a one time investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions when the capital contributions are made. For the period ended December 31, 2005, investment fees incurred and paid were approximately $5.6 million. There were no investment fees incurred or paid during 2006 as the Fund was closed as of December 31, 2005.

Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs are recognized in the period in which the costs are incurred. The Main Pass 221 project was determined to be a dry-hole. Dry-hole costs through June 30, 2006 totaled approximately $19.1 million, inclusive of plug and abandonment costs estimated to be approximately $0.1 million, with approximately $7.8 million recorded in the prior year and approximately $3.4 million and $11.3 million recorded for the three and six months ended June 30, 2006, respectively. There were no dry-hole costs for the period ended June 30, 2005 as the Fund was not participating in projects at that time.

The manager receives annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees incurred and paid for the three and six months ended June 30, 2006, and the period August 16, 2005 (Inception) through June 30, 2006 totaled approximately $0.8 million, $1.5 million, and $2.1 million, respectively.

Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Fiduciary fees represent bank fees associated with the management of the Fund's short-term investment portfolio in US Treasury Notes and have increase in 2006 due to greater investment activity. Insurance expense represents premiums related to well control insurance and directors and officers liability policy and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. General and administrative expenses of approximately $0.3 million and $0.4 million and $0.5 million, respectively, contributed to the loss from operations for the three and six months ended June 30, 2006 and the period August 16, 2005 (Inception) through June 30, 2006.

Other Income

Other income is comprised solely of interest income and represents interest earned on money market accounts and short-term US Treasury Notes. For the three and six months ended June 30, 2006 and for the period August 16, 2005 (Inception) through June 30, 2006, other income totaled approximately $0.8 million, $1.7 million and $2.1 million, respectively. In 2006 the average monthly interest income increased as a result of higher interest rates in 2006 compared to 2005.

Capital Resources and Liquidity

The primary sources of cash during the period August 16, 2005 (Inception) through June 30, 2006 included the initial net cash contribution of approximately $123.0 million obtained from our private offering. Interest earned on money market accounts and short-term US Treasury Notes of approximately $2.1 million includes an accrual of approximately $0.8 million thus actual cash received was approximately $1.3 million. Interest income for the six months ended June 30, 2006 includes interest from short-term US Treasury Notes.

Net cash used in investing activities for the period August 16, 2005 (Inception) through June 30, 2006 included approximately $15.9 million used for capital expenditures and approximately $11.8 million which the Fund advanced to operators for working interests and expenditures to be utilized for 2006 exploration and development activities. The remaining capital of approximately $35.0 million has been placed in short-term US Treasury Notes until such time that cash is needed for future oil and natural gas investment purposes. Net cash used in investing activities for the six months ended June 30, 2006 of approximately $8.1 million related to the Main Pass 30 and Main Pass 221 projects. At June 30, 2006 approximately $9.3 million remains outstanding to Operators for capital expenditures.

During 2006 the Fund invested $75.2 million in three separate Treasury Notes scheduled to mature in June, July and September 2006. Approximately $40.2 million of the investment is in three-month Treasury Notes which are classified as cash and cash equivalents.

For the six months ended June 30, 2006, exploration and development expenditures were approximately $8.1 million primarily representing dry-hole costs related to Main Pass 221.

Additional cash outflows of approximately $19.7 million were incurred for the period August 16, 2005 (Inception) through June 30, 2006. This amount is comprised of approximately $14.1 million relating to syndication costs and approximately $5.6 million relating to the one time investment fee paid to the Manager.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of June 30, 2006, such estimated capital expenditures to be spent total approximately $59.9 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:

Estimated Capital Expenditures
As of June 30, 2006
($ Millions)                       Total Project     Spent Through       To be Spent
                                       Costs         June 30, 2006      Next 12 Months
                                       -----         -------------      --------------
Projects
        Main Pass 30 (i)           $       77.8      $        17.9      $       59.9
        Main Pass 221 (ii)                 19.1               19.1                 -
                                   ------------      -------------      ------------
                                   $       96.9      $        37.0      $       59.9

     (i) Main Pass 30 Project has the potential for a total of 5 wells. Well #1 was deemed a commercial success in late April 2006 and began production in June 2006.
     (ii) Main Pass 221 was determined to be a dry-hole in April 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the six months ended June 30, 2006, does not differ materially from that discussed under Item 2C of the Fund's 2005 Annual Report Amendment No. 1 Form 10/A ("Form 10/A") filed with the SEC.

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

The Fund carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, the CEO and CFO have concluded that as of June 30, 2006 ("Evaluation Date"), our disclosure controls and procedures were not effective as of the Evaluation Date because of the material weaknesses described below.

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

(b)     Changes in Internal Control over Financial Reporting

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Fund's most recent fiscal quarter, the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As reported in Note 11 of the Fund's 2005 Form 10/A filed on November 13, 2006, subsequent to the issuance of the Fund's financial statements as of and for the year ended December 31, 2005, management identified accounting errors. These accounting errors, which are the result of material weaknesses, also existed as of June 30, 2006 and therefore are reported in this Form 10-Q.

(c)     Material Weaknesses

After examining certain transactions and reviewing various reconciliations from 2005, various accounting errors were identified. Based upon management's review, it has been determined these errors were inadvertent and unintentional. As a result of these initial findings, on October 20, 2006, Management announced the Fund would restate its previously filed financial statements. Management expanded the scope of the review to include pre and post-closing procedures. As a result of this expanded review, additional items were identified and corrected. The effects of these restatements were previously reflected in our Form 10/A as filed with the SEC on November 13, 2006.

Other accounting errors were identified as part of the Fund's review of various other historical transactions. The Fund concluded the reason for these errors primarily related to the lack of sufficient control and documentation procedures in 2005 and prior years relating to certain processing, recording, summarizing and reporting processes.

The Fund had the following material weaknesses. These weaknesses resulted in the restatement of our initial Form 10, filed as Form 10/A, November 13, 2006.

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

Dated: November 21, 2006              RIDGEWOOD ENERGY P FUND, LLC

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