Form 10-Q
period 2006-09-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2006-12-04
CIK 1338474

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________________to_____________________


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

As of December 4, 2006 there were 830.5577 shares of membership interest of the registrant outstanding.

                                Table of Contents

Part I - FINANCIAL INFORMATION                                                              Page
     Item 1.  Financial Statements (Unaudited):
       Condensed Balance Sheets as of September 30, 2006 and December 31, 2005                 3
       Condensed Statements of Operations for the three month period ended
         September 30, 2006 and for the period from August 16, 2005 (Inception)
         through September 30, 2005, for the nine month period ended
         September 30, 2006, and for the period from August 16, 2005 (Inception) to
         September 30, 2006                                                                    4
       Condensed Statements of Cash Flows for the nine month period ended
         September 30, 2006, and for the period from August 16, 2005 (Inception)
         to September 30, 2006                                                                 5
       Notes to Unaudited Condensed Financial Statements                                       6
     Item 2.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                                              15
     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      21
     Item 4.  Controls and Procedures                                                         21

Part II - OTHER INFORMATION
     Item 5.  Other Information                                                               24
     Item 6.  Exhibits                                                                        25

     SIGNATURES                                                                               26

Part I - Financial Information
Item 1.  Financial Statements

                          RIDGEWOOD ENERGY Q FUND, LLC
                        (An exploratory stage enterprise)
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                September 30, 2006          December 31, 2005
                                                                ------------------          -----------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                     $  68,108,047             $  86,240,180
     Production receivable                                             3,305,642                         -
     Interest receivable                                                  20,027                   206,946
     Prepaid expenses                                                     48,630                    36,891
                                                                   -------------             -------------

        Total current assets                                          71,482,346                86,484,017
                                                                   -------------             -------------

Salvage fund                                                           1,028,872                         -
                                                                   -------------             -------------

Oil and gas properties

     Advance to operator                                                       -                11,787,240
     Proved properties                                                18,362,293                         -
     Less:  accumulated depletion and amortization                    (1,279,704)                        -
                                                                   -------------             -------------

        Oil and gas properties, net                                   17,082,589                11,787,240
                                                                   -------------             -------------

        Total assets                                               $  89,593,807             $  98,271,257
                                                                   =============             =============
                        LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:

     Due to operator                                               $     862,850             $           -
     Accrued expenses payable                                             93,157                 2,720,993
     Due to affiliates (Note 7)                                                -                 3,173,232
                                                                   -------------             -------------

        Total current liabilities                                        956,007                 5,894,225
                                                                   -------------             -------------
Non-current liabilities:

     Asset retirement obligations                                         77,744                         -
                                                                   -------------             -------------

        Total non-current liabilities                                     77,744                         -
                                                                   -------------             -------------

        Total liabilities                                              1,033,751                 5,894,225
                                                                   -------------             -------------
Commitments and contingencies (Note 9)

Members' capital:

     Manager:
        Surplus/(Deficit) accumulated during the exploratory
        stage                                                            212,597                  (180,100)
                                                                   -------------              -------------

     Shareholders:
        Capital contributions (1,335 shares authorized;
           830.5577 shares issued and outstanding)                   123,036,639               123,036,639
        Subscriptions receivable                                               -                (2,964,172)
        Syndication costs                                            (14,069,525)              (14,069,525)
        Deficit accumulated during the exploratory stage             (20,619,655)              (13,445,810)
                                                                   -------------             -------------

        Shareholders' total                                           88,347,459                92,557,132
                                                                   -------------             -------------

        Total members' capital                                        88,560,056                92,377,032
                                                                   -------------             -------------

        Total liabilities and members' capital                     $  89,593,807             $  98,271,257
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

                          RIDGEWOOD ENERGY Q FUND, LLC
                        (An exploratory stage enterprise)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the period                     For the period
                                               Three months     August 16, 2005                    August 16, 2005
                                                  ended           (Inception)      Nine months       (Inception)
                                               September 30,        through          ended             through
                                              -------------      September 30,    September 30,     September 30,
                                                   2006              2005             2006              2006
                                                   ----             ----              ----              ----
Revenue
    Oil and gas revenue                       $  5,156,644     $          -      $  6,092,912      $  6,092,912
                                              ------------     ------------      ------------      ------------

Expenses
    Dry-hole costs                                       -                -        11,284,103        19,090,895
    Investment fees to affiliate (Note 7)                -          417,377                 -         5,563,208
    Management fees to affiliate (Note 7)          768,043           19,785         2,306,946         2,909,859
    Lease operating expense                        105,875                -           105,875           105,875
    Depletion and amortization                   1,135,974                -         1,279,704         1,279,704
    Accretion expense                                  980                -             1,306             1,306
    Other general and administrative expense        95,459                -           476,514           584,124
                                              ------------     ------------      ------------      ------------

       Total expenses                            2,106,331          437,162        15,454,448        29,534,971
                                              ------------     ------------      ------------      ------------

       Income (loss) from operations             3,050,313         (437,162)       (9,361,536)      (23,442,059)
                                              ------------     ------------      ------------      ------------

Other income
    Interest income                                909,011                -         2,580,388         3,035,001
                                              ------------     ------------      ------------      ------------

       Net income (loss)                      $  3,959,324     $   (437,162)     $ (6,781,148)     $(20,407,058)
                                              ============     ============      ============      ============


       Manager - Net income (loss)            $    631,921     $     (2,968)     $    392,697      $    212,597

       Shareholders - Net income (loss)       $  3,327,403     $   (434,194)     $ (7,173,845)     $(20,619,655)
       Net income (loss) per share            $      4,006     $       (523)     $     (8,637)     $    (24,826)



                  The accompanying notes are an integral part of these condensed financial statements.


                          RIDGEWOOD ENERGY Q FUND, LLC
                        (An exploratory stage enterprise)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the period
                                                                   Nine months          August 16, 2005
                                                                      ended           (Inception) through
                                                                 September 30, 2006    September 30, 2006
                                                                 ------------------    ------------------
Cash flows from operating activities
    Net loss                                                     $  (6,781,148)          $ (20,407,058)
    Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities
      Depletion and amortization                                     1,279,704               1,279,704
      Accretion expense                                                  1,306                   1,306
      Dry-hole costs                                                11,284,103              19,090,894
      Interest earned on salvage fund                                  (28,872)                (28,872)
      Changes in assets and liabilities
        Increase in production receivable                           (3,305,642)             (3,305,642)
        Decrease (increase) in interest receivable                     186,919                 (20,027)
        Increase in prepaid expenses                                   (11,739)                (48,630)
        Increase in accrued expenses payable                          (118,124)                 93,158
        (Decrease) increase in due to affiliates                    (1,569,757)                      -
                                                                 -------------           -------------

        Net cash provided by (used in) operating activities            936,750              (3,345,167)
                                                                 -------------           -------------

Cash flows from investing activities
    Payments to operators for working interests and expenditures             -             (11,787,240)
    Capital expenditures for oil and gas properties                (16,919,868)            (24,726,660)
    Funding of salvage fund                                         (1,000,000)             (1,000,000)
                                                                 -------------           -------------

      Net cash used in investing activities                        (17,919,868)            (37,513,900)
                                                                 -------------           -------------

Cash flows from financing activities
    Contributions from shareholders                                          -             123,036,639
    Subscriptions receivable                                                 -              (2,964,172)
    Collection of subscriptions receivable                           2,964,172               2,964,172
    Syndication costs paid                                          (4,113,187)            (14,069,525)
                                                                 -------------           -------------

      Net cash (used in) provided by financing activities           (1,149,015)            108,967,114
                                                                 -------------           -------------

        Net (decrease) increase in cash and cash equivalents       (18,132,133)             68,108,047

        Cash and cash equivalents, beginning of period              86,240,180                       -
                                                                 -------------           -------------

        Cash and cash equivalents, end of period                 $  68,108,047           $  68,108,047
                                                                 =============           =============

Supplemental schedule of disclosures of cash flow information:
        Advances used for capital expenditures in oil
           and gas properties reclassified to unproved and
           proved properties                                     $  11,787,240           $  11,787,240
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

     Exploratory stage enterprise

Management uses various criteria to evaluate whether the Fund is an exploratory stage enterprise, including but not limited to, the success of drilling, the timing, significance, equality and flow of production and the results of reserve reports obtained from experts. On a case by case basis, once a project begins production, Management performs diligent analysis at regular intervals utilizing the various criteria noted above to determine the appropriate classification of the Fund as an exploratory stage entity. Base on such an analysis, Management has determined the Fund continues to be an exploratory stage enterprise.

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

     Advances to Operators for Working Interests and Expenditures

Each participation agreement the Fund executes for an exploratory project requires the Fund to make a payment to the working interest owner for the Fund's ownership rights and working interest in the project. The Fund will account for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred the payments are capitalized as unproved properties.

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

Capitalized acquisition costs of producing oil and natural gas properties after recognizing estimated salvage values are depleted by the unit-of-production method. The Fund earned revenue for the three and nine months ended September 30, 2006, approximating $5.2 million and $6.1 million, respectively. No revenue was earned in 2005.

     Revenue Recognition

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle).

The volume of oil and natural gas sold on the Fund's behalf may differ from the volume of oil and natural gas the Fund is entitled to. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners, and a payable to other working interest owners for volumes oversold by the Fund. As of September 30, 2006 and for the period August 16, 2005 (Inception) through September 30, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

     Interest Income

Interest income is recognized when earned.

     Syndication Costs

Direct costs associated with offering the Fund's shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and outside brokers are reflected as a reduction of shareholders' capital.

     Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No.143"), effective for years beginning after December 15, 2002. SFAS No. 143 requires the Fund to record a separate liability for the discounted present value of the Fund's asset retirement obligations, with an offsetting increase to the related oil and natural gas properties on the balance sheet. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful projects are expensed as incurred as dry-hole costs.

                                                         September 30, 2006
                                                         ------------------
Balance - Beginning of period                                $       -

Liabilities incurred                                           191,050
Liabilities settled                                           (114,612)
Accretion expense                                                1,306
                                                             ---------
Balance - End of period                                      $  77,744
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

     Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SASF No. 144"), long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. As of September 30, 2006 and December 31, 2005, no impairments were recorded.

     Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs. In April 2006, the Main Pass 30 Project was determined to have proved reserves. As of September 30, 2006, and December 31, 2005, the Fund had accumulated depletion and amortization of approximately $1.3 million and nil, respectively.

     Income Taxes

No provision is made for income taxes in the financial statements as the income or losses are passed through and included in the tax returns of the individual shareholders.

     Cash and cash equivalents / Salvage Fund

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents. At times, bank deposits may be in excess of federal insured limits. As of September 30, 2006 and December 31, 2005, bank balances exceeded federally insured limits by approximately $12.2 million and $86.0 million, respectively inclusive of the salvage fund. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk. Cash equivalents of approximately $56.7 million and nil are investments in three month US Treasury Notes as of September 30, 2006 and December 31, 2005, respectively.

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

The Fund adopted FSP 19-1 during the third quarter of 2005. Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. Dry-hole costs were approximately nil, $11.3 million and $19.1 million, respectively for the three and nine months ended September 30, 2006, and for the period August 16, 2005 (Inception) through September 30, 2006, respectively. As of September 30, 2006 and December 31, 2005, the Fund had no capitalized exploratory well costs greater than one year.

5. Short-term Investments in Marketable Securities inclusive of Salvage Fund

Short-term investments are comprised of US Treasury Notes with maturities greater than three months and are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value. Interest income is accrued as earned. Held to maturity investments included in the salvage fund as of September 30, 2006 will mature in February 2007.

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

7.   Related Parties

Ridgewood Energy Corporation, the Manager, was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions. For the period August 16, 2005 (Inception) through September 30, 2006, investment fees were approximately $5.6 million. Of this amount approximately nil and $1.6 million was included in due to affiliates as of September 30, 2006 and December 31, 2005, respectively. In 2006, there were no investment fees.

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees of approximately $0.8 million and $2.3 million were incurred and paid for the three and nine months ended September 30, 2006, respectively. For the period August 16, 2005 (Inception) through September 30, 2005 management fees were approximately $20 thousand. Management fees of approximately $2.9 million were incurred and paid for the period August 16, 2005 (Inception) through September 30, 2006.

The Manager was paid an offering fee which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee is included in syndication costs (Note 2) of approximately $14.1 million. Of this amount approximately nil and $1.2 million was included in due to affiliates as of September 30, 2006 and December 31, 2005, respectively. There were no offering fees incurred in 2006.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. As of September 30, 2006 and December 31, 2005 the Manager owed the Fund approximately nil and $1 thousand, respectively for the overpayment of fees, which is included in due to affiliates.

In 2005, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager was paid selling commissions and placement fees of approximately $0.2 million and $1.2 million, respectively, for shares sold of the Fund which are reflected in syndication costs (Note 2). As of September 30, 2006 and December 31, 2005, approximately nil and $0.4 million respectively, was included in due to affiliates.

None of the compensation to be received by the Manager has been derived as a result of arm's length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

8.   Fair Value of Financial Instruments

As of September 30, 2006 and for the period ended December 31, 2005, the carrying value of cash and cash equivalents, short-term investments in marketable securities, and salvage fund, approximate fair value. Cash and cash equivalents principally consist of money market funds and short-term investments in three month US Treasury Notes.

9.   Commitment and Contingencies

     Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2006 and December 31, 2005, there were no known environmental contingencies that required the Fund to record a liability.

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

The Manager performs certain duties on the Fund's behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan, to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. As compensation for the above duties, the Manager is paid a onetime investment fee (4.5%) for the evaluation of projects on the Fund's behalf and an annual management fee (2.5%), payable monthly, for ongoing administrative and advisory duties as well as reimbursement of expenses. The Manager also participates in distributions as additional compensation for its administrative and management services.

Project Update

Since inception in August 2005, the Fund has acquired an interest in two offshore projects in the Main Pass area of the Gulf of Mexico. Chevron Corporation ("Chevron") is the partner and Operator of both projects. The Main Pass 221 well was determined to be a dry-hole in April 2006 and the costs related to this property were expensed in the accompanying statements of operations. The Main Pass 30 project has the potential for five wells. The first well began producing in June 2006.

Main Pass 221

The Fund acquired a 35% working interest from the Operator, Chevron. In consideration for our 35% working interest the Fund paid a promote of $2.8 million. This project was to consist of three large potential natural gas reservoirs stacked one on top of another between 19,700 feet and 22,000 feet. The well began drilling on November 3, 2005 and reached its total depth on January 24, 2006, 91 days after arriving on location. The well was perforated on April 9, 2006 and flowed at non-commercial rates. On April 10, 2006 the decision was made to plug and abandon the well. Dry-hole costs including plug and abandonment expenses incurred by the Fund for the three months ended September 30, 2006, the nine months ended September 30, 2006 and for the period August 16, 2005 (Inception) through September 30, 2006 were approximately nil, $11.3 million, and $19.1 million, respectively.

Main Pass 30

The Fund acquired a 45% working interest from the Operator, Chevron. In consideration for our 45% working interest the Fund agreed to pay 90% of the drilling costs on the first well and 75% of the drilling costs for additional development wells. All completion costs and operating expenses will be charged at the working interest percentage of 45%. This project has a five well potential between 12,000 and 12,500 feet. For the three months ended September 30, 2006, for the nine months ended September 30, 2006 and for the period August

16, 2005 (Inception) through September 30, 2006, the Fund incurred project costs of $0.5 million, $18.4 million, and $18.4 million, respectively, toward a total budget of approximately $77.8 million.

The first well in the Main Pass 30 project was put in production in June 2006 and is utilizing an existing Chevron production platform and pipeline. In return for the use of this infrastructure, the Fund will pay 15 cents per one thousand cubic feet ("MCF") as a processing fee for production.

The current production platform equipment has the capacity to process natural gas from the first two wells. Drilling for the second well is expected to commence in January 2007 with results expected in April 2007. If the second well is successful, it will be necessary to install additional equipment to the platform that has an estimated cost to the Fund of approximately $0.5 million. If the third well is drilled and successful, a pipeline upgrade will be necessary. The cost to the Fund for the pipeline upgrade is estimated to be approximately $3.2 million. All of these facility upgrades are included in the total budget noted above.

Results of Operations

For the three months ended September 30, 2006, the income from operations was approximately $3.1 million, primarily relating to oil and gas revenues of approximately $5.2 million. For the nine months ended September 30, 2006, the loss from operations was approximately $9.4 million, primarily relating to dry-hole costs offset by $6.1 million of oil and natural gas revenue. For the period August 16, 2005 (Inception) through September 30, 2006, the loss from operations aggregated approximately $23.4 million, primarily related to approximately $19.1 million of dry-hole costs, approximately $5.6 million of investment fees, approximately $2.9 million of management fees, $0.5 million of other general and administrative expenses, $1.3 million of depletion and amortization, and $0.1 million of lease operating expenses offset by $6.1 million of oil and natural gas revenue.

In June 2006, the Main Pass 30 well was put in production. Oil and natural gas revenue for the three and nine months ended September 30, 2006 and for the period August 16, 2005 (Inception) through September 30, 2006 totaled approximately $5.1 million and $6.1 million, respectively. Associated costs related to the production of oil and natural gas including depletion and amortization, accretion expense and lease operating expenses totaled $1.2 million, $1.4 million and $1.4 million for the three and nine months ended September 30, 2006 and for the period August 16, 2005 (Inception) through September 30, 2006, respectively. There was no similar revenue or expenses for the period August 16, 2005 (Inception) through September 30, 2005 as the Fund did not have any producing projects during that period.

The manager is paid a onetime investment fee of 4.5% of initial capital contributions. The fee is payable for the service of investigating and evaluating investment opportunities and affecting transactions. For the period August 16, 2005 (Inception) through September 30, 2005 and for the period August 16, 2005 (Inception) through September 30, 2006 investment fees approximated $0.4 million and $5.6 million, respectively. There were no investment fees incurred or paid during 2006 as the Fund was closed as of December 31, 2005.

Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. Dry-hole costs are recognized in the period in which the costs are incurred. The Main Pass 221 project was determined to be a dry-hole in April 2006. Dry-hole costs for the three months and nine months ended September 30, 2006 and for the period August 16, 2005 (Inception) through September 30, 2006 totaled approximately nil, $11.3 million and $19.1 million, inclusive of plug and abandonment costs. There were no dry-hole costs for the three months ended September 30, 2005 as the Fund was not participating in projects at that time.

The manager receives annual management fee, payable monthly, of 2.5% of total capital contributions. Management fees are charged to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Management fees incurred and paid for the three and nine months ended September 30, 2006, and the period August 16, 2005 (Inception) through September 30, 2006 totaled approximately $0.8 million, $2.3 million, and $2.9 million, respectively. Management fees incurred for the period August 16, 2005 (Inception) through September 30, 2005 totaled approximately $20 thousand.

Other general and administrative expenses represent accounting, legal, fiduciary fees and insurance expenses specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Fiduciary fees represent bank fees associated with the management of the Fund's short-term investment portfolio in US Treasury Notes and have increase in 2006 due to greater investment activity. Insurance expense represents premiums related to well control insurance and directors and officers liability policy and are allocated to the Fund based on capital raised by all oil and natural gas funds managed by the Manager. General and administrative expenses of approximately $0.1 million and $0.5 million and $0.6 million, respectively, contributed to the loss from operations for the three and nine months ended September 30, 2006 and the period August 16, 2005 (Inception) through September 30, 2006.

Other Income

Other income is comprised solely of interest income and represents interest earned on money market accounts and short-term US Treasury Notes. For the three and nine months ended September 30, 2006 and for the period August 16, 2005 (Inception) through September 30, 2006, other income totaled approximately $0.9 million, $2.6 million and $3.0 million, respectively. In 2006, the average monthly interest income increased as a result of higher interest rates in 2006 compared to 2005.

Capital Resources and Liquidity

Cash flows provided by operating activities for the nine months ended September 30, 2006 were approximately $.9 million, primarily related to cash receipts for oil and natural gas production of approximately $2.8 million and approximately $2.1 for interest income. Offsetting these cash inflows were approximately $2.3 million of payments for management fees and approximately $1.3 million of depletion and amortization.

Cash flows used in operating activities for the period August 16, 2005 (Inception) through September 30, 2006 were approximately $3.3 million, primarily related to cash expenditures of approximately $2.9 million and approximately $5.6 million for management fees and investment fees, respectively. Offsetting these cash outflows were cash receipts of approximately $2.7 million and approximately $2.6 for oil and natural gas production and interest income, respectively.

Cash flows used in investing activities for the nine months ended September 30, 2006 were approximately $17.9 million, primarily related to cash expenditures of approximately $16.9 million and approximately $1.0 million for capital expenditures and funding of the salvage fund, respectively.

Cash flows used in investing activities for the period August 16, 2005 (Inception) through September 30, 2006 were approximately $37.5 million, primarily related to cash expenditures of approximately $11.8 million for payments to operators for working interests to be used in exploration and development activities, approximately $24.7 million for capital expenditures and approximately $1.0 million for funding of the salvage fund.

Cash flows used in financing activities for the nine months ended September 30, 2006 were approximately $1.1 million, primarily related to cash expenditures of approximately $4.1 million for payment of syndication costs, offset by approximately $3.0 million of cash receipts from shareholders for subscriptions receivable.

Cash flows provided by financing activities for the period August 16, 2005 (Inception) through September 30, 2006 were approximately $109.0 million, primarily related to cash receipts of approximately $123 million obtained from our private offering, offset by approximately $14.1 million of payments for syndication costs.

We expect to meet our cash commitments for the next twelve months from our cash and investments on hand.

Estimated Capital Expenditures

The Fund has entered into multiple Offshore Operating Agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2006, such estimated capital expenditures to be spent total approximately $59.6 million, all of which is expected to be paid out of the unspent capital contribution within the following 12 months.

The table below presents exploration and development capital expenditures from inception as well as estimated budgeted amounts for future periods:


Estimated Capital Expenditures                             Spent Through
As of September 30, 2006            Total Project           September 30,           To be Spent
($ Millions)                            Costs                  2006               Next 12 Months
                                        -----                  ----               --------------
Projects
        Main Pass 30 (i)              $  77.8                $  18.2                $  59.6
        Main Pass 221 (ii)               19.1                   19.1                      -
                                      -------                -------                -------
                                      $  96.9                $  37.3                $  59.6

     (i) Main Pass 30 Project has the potential for a total of 5 wells. Well #1 was deemed a commercial success in late April 2006 and began production in June 2006.
    (ii) Main Pass 221 was determined to be a dry-hole in April 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The principal market risks to which the Fund is exposed that may adversely impact the Fund's results of operations and financial position are changes in oil and natural gas prices. The Fund has no market risk sensitive instruments held for trading purposes. Information about market risks for the nine months ended September 30, 2006, does not differ materially from that discussed under
Item 2C of the Fund's Annual Report Amendment No. 1 for 2005 on Form 10/A ("Form 10/A") filed with the SEC.

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

The Fund carried out the evaluation required by paragraph (b) of the Exchange Act Rules 13a-15 and 15d-15, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the CEO and CFO have concluded that as of September 30, 2006 ("Evaluation Date"), our disclosure controls and procedures were not effective as of the Evaluation Date because of the material weaknesses described below.

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

(b)  Changes in Internal Control over Financial Reporting

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Fund's most recent fiscal quarter, the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As reported in Note 11 of the Fund's 2005 Form 10/A filed on November 13, 2006, subsequent to the issuance of the Fund's financial statements as of and for the year ended December 31, 2005, management identified accounting errors. These accounting errors, which are the result of material weaknesses, also existed as of September 30, 2006 and therefore are reported in this Form 10-Q.

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

The Fund had the following material weaknesses. These weaknesses resulted in the restatement of our initial Form 10, filed as Form 10/A on November 13, 2006.

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

Part II.  Other Information

Item 5.  Other Information

From the date of inception of the Fund through December 4, 2006, there were no "reportable events" as defined in Item 304(a)(1)(v) of Regulation S-K.

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


Dated: December 4, 2006                RIDGEWOOD ENERGY Q FUND, LLC

                           By:    /s/  ROBERT E. SWANSON
                                Name:  Robert E. Swanson
                               Title:  President and Chief Executive Officer
                                       (Principal Executive Officer)

Dated: December 4, 2006
                           By:    /s/  KATHLEEN P. MCSHERRY
                                Name:  Kathleen P. McSherry
                               Title:  Senior Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)

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