Form 10-Q
period 2007-03-31
RIDGEWOOD ENERGY Q FUND LLC
filed 2007-05-11
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File Number 000-51927

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one) :

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

     As of May 11, 2007 there were 830.5577 shares of membership interest of the registrant outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONDENSED RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$30,009	$49,055
Short-term investment in marketable securities	36,842	18,197
Production receivable	907	1,369
Other current assets	46	245

Total current assets	67,804	68,866

Salvage fund	1,050	1,042

Oil and gas properties:
Proved properties	18,541	18,506
Unproved properties	584	450
Less: accumulated depletion and amortization	(6,246)	(4,229)

Oil and gas properties, net	12,879	14,727

Total assets	$81,733	$84,635

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$292	$83
Accrued expenses payable	133	109

Total current liabilities	425	192
Asset retirement obligations	80	79

Total liabilities	505	271

Commitments and contingencies (Note 7)
Members’ capital:
Manager:
Distributions	(1,524)	(925)
Retained earnings	1,033	703

Manager’s total	(491)	(222)

Shareholders:
Capital contributions (1,335 shares authorized; 830.5577 shares issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(8,636)	(5,242)
Accumulated deficit	(18,612)	(19,139)

Shareholders’ total	81,719	84,586

Total members’ capital	81,228	84,364

Total liabilities and members’ capital	$81,733	$84,635

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	For the three months ended March 31,

	2007	2006

Revenue
Oil and gas revenue	$3,242	$—

Expenses
Depletion and amortization	2,017	—
Dry-hole costs	111	7,869
Management fees to affiliate (Note 5)	655	769
Lease operating expense	202	—
Other operating expenses	114	—
General and administrative expenses	112	261

Total expenses	3,211	8,899

Income (loss) from operations	31	(8,899)

Other income
Interest income	826	822

Net income (loss)	$857	$(8,077)

Manager Interest
Net income (loss)	$330	$(224)
Shareholder Interest
Net income (loss)	$527	$(7,853)
Net income (loss) per share	$635	$(9,455)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,

	2007	2006

Cash flows from operating activities
Net income (loss)	$857	$(8,077)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depletion and amortization	2,017	—
Dry-hole costs	111	7,869
Accretion expense	1	—
Interest earned on marketable securites	(420)	(334)
Changes in assets and liabilities:
Decrease in production receivable	462	—
Decrease in other current assets	199	133
Increase in due to operator	3	—
Increase in accrued expenses payable	24	356
Decrease in due to affiliates	—	(1,565)

Net cash provided by (used in) operating activities	3,254	(1,618)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(74)	(313)
Investment in marketable securities	(18,225)	(34,999)
Funding of salvage fund	(8)	(1,006)

Net cash used in investing activities	(18,307)	(36,318)

Cash flows from financing activities
Collection of subscriptions receivable	—	2,964
Distributions	(3,993)	—
Syndication costs paid	—	(4,101)

Net cash used in financing activities	(3,993)	(1,137)

Net decrease in cash and cash equivalents	(19,046)	(39,073)
Cash and cash equivalents, beginning of period	49,055	86,240

Cash and cash equivalents, end of period	$30,009	47,167

Supplemental schedule of disclosures of cash flow information:
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs, unproved and proved properties	$—	11,787

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Organization and Purpose

The Ridgewood Energy Q Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on August 16, 2005 and operates pursuant to a limited liability company agreement (“Agreement”) dated as of September 6, 2005 by and among Ridgewood Energy Corporation (the “Manager”), and the shareholders of the Fund.  Although the date of formation is August 16, 2005, the Fund did not begin operations until September 6, 2005 when it began its private offering of shares.

The Fund was organized to acquire, drill, construct and develop natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities.

The Manager performs (or arranges for the performance of) the management and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 5 and 7).

2.   Summary of Significant Accounting Policies

Basis of presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the period ended December 31, 2006 included in the Fund’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairments and environmental liabilities.  Actual results may differ from those estimates.

Advances to Operators for Working Interests and Expenditures

The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest.  The Fund is required to advance its share of estimated cash outlay for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.

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

Upon the sale or retirement of a proved property (i.e. a producing well), the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized.  On the sale or retirement of an unproved property, gain or loss on the sale is recognized.   Currently, it is not the Manager’s intention to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and natural gas properties after recognizing estimated salvage values are depleted by the unit-of-production method.  At the time of transfer a production receivable is recorded.

As of March 31, 2007 and December 31, 2006 approximately $0.3 million and $0.1 million was recorded in due to operators, respectively, related to the acquisition of oil and gas property and for drilling costs.  The balance at December 31, 2006 was paid in the first quarter of 2007.

Revenue Recognition and Production Receivable

Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle).  The Fund earned revenue of approximately $3.2 million and nil for the three months ended March 31, 2007 and 2006, respectively.

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled.  The Fund will account for such oil and natural gas production imbalances by the entitlements method.  Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners.  For volumes oversold by the Fund, a payable to other working interest owners will be recorded.  As of March 31, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

	March 31, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of period	$79	$—
Liabilities incurred	—	192
Liabilities settled	—	(115)
Accretion expense	1	2

Balance - End of period	$80	$79

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three months ended March 31, 2007 and 2006, no impairments were recorded.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units of production method.  Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.  At March 31, 2007, and December 31, 2006, the Fund had accumulated depletion and amortization of $6.2 million and $4.2 million, respectively.

Income Taxes

No provision is made for income taxes in the financial statements.  Because the Fund is a limited liability corporation (“LLC”), the income or losses are passed through and included in the tax returns of the individual shareholders.

Cash and cash equivalents

All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents.  At times, bank deposits may be in excess of federal insured limits.  At March 31, 2007 and December 31, 2006, bank balances, inclusive of salvage fund, exceeded federally insured limits by approximately $30.9 million. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

Salvage Fund

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

Short-term Investments in Marketable Securities

At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value.  Interest income is accrued as earned.   Held to maturity investments of approximately $36.8 million as of March 31, 2007 mature in April and July 2007.

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

3.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  Dry-hole costs were $0.1 million and $7.9 million for the three months ended March 31, 2007 and 2006, respectively.

	For the three months ended March 31,

	2007	2006

	(in thousands)
Main Pass 221	$111	$7,869

The following table reflects the net changes in unproved properties at March 31, 2007 and December 31, 2006.  At March 31, 2007, the Fund had no capitalized exploratory well costs greater than one year.

	March 31, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of the period	$450	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	134	18,956
Reclassifications to proved properties based on the determination of proved reserves	—	(18,506)

Balance - End of the period	$584	$450

4.   Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether Available Cash from Operations, as defined in the Fund’s Operating Agreement, is to be distributed.  Such distribution will be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund’s Operating Agreement.

Available Cash from Dispositions, as defined in the Fund’s Operating Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions.  After shareholders have received distributions equal to their capital contributions, 85% of Available Cash from Dispositions will be distributed to shareholders and 15% to the Manager.

The shareholders received distributions of approximately $3.4 million and nil for the three months ended March 31, 2007 and 2006, respectively.   The Manager received distributions of approximately $0.6 million and nil for the three months ended March 31, 2007 and 2006, respectively.

5.   Related Parties

A management agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions. Effective January 1, 2007, the manager has changed its policy regarding the annual management fee.  Under the new policy, the management fee is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund.  Management fees of approximately $0.7 million and $0.8 million were incurred for the three months ended March 31, 2007 and 2006, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At March 31, 2007 and December 31, 2006, no such amounts were outstanding.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.   Fair Value of Financial Instruments

At March 31, 2007 and the period ended December 31, 2006, the carrying value of cash and cash equivalents, short-term investments and the salvage fund approximate fair value.

7.   Commitment and Contingencies

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and the “safe harbor” provisions thereof. These forward-looking statements are usually accompanied by the words “anticipates,” “believes,” “plan,” “seek,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “future” and similar terms and expressions or variations thereof.  The forward-looking statements in this Form 10-Q reflect the current views of management of the Fund with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of oil and natural gas exploratory operations, the fact that our drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s 2006 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated.  You are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-Q will in fact occur or prove to be accurate.  Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of today’s date.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today.  All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and operating results is based on our financial statements.  The preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Form 10-Q for a presentation of the Fund’s significant accounting principles.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2006 Form 10-K.

Overview of Our Business

The Fund is an independent oil and natural gas producer.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan, to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. The Manager is paid an annual management fee (2.5% of capital contributions, net of dry-hole costs), payable monthly, for ongoing administrative and management duties as well as reimbursement of expenses. The Manager also participates in distributions.

Business Update

As of March 31, 2007 the Fund owned working interests in two offshore blocks and has participated in the drilling of two wells.

Main Pass 30

The Fund acquired a 45% working interest from the operator, Chevron U.S.A., Inc. (“Chevron”).  This project has a five well potential between 12,000 and 12,500 feet.

The first well in the Main Pass 30 project was put in production in June 2006 and is utilizing an existing Chevron production platform and pipeline. In return for the use of this infrastructure, the Fund pays 15 cents per one thousand cubic feet (“MCF”) as a processing fee for production.

The current production platform equipment has the capacity to process natural gas from the first two wells.  After the second well comes on production it will be necessary to install additional equipment to the platform that has an estimated cost, to the Fund, of approximately $0.5 million.  After the third well is drilled and ready for production, a pipeline upgrade will be necessary.  The cost to the Fund for the pipeline upgrade is estimated to be $3.2 million.

Main Pass 221 – Dry-hole

The Fund acquired a 35% working interest from the operator, Chevron. The well began drilling on November 3, 2005 and reached its total depth on January 24, 2006. The well was perforated on April 9, 2006 and flowed at non-commercial rates.  On April 10, 2006 the decision was made to plug and abandon the well.  Total estimated dry-hole cost, inclusive of plug and abandonment charges, approximated $18.4 million.

Results of Operations

The following review of operations for the three months ended March 31, 2007 and 2006 should be read in conjunction with the Fund’s financial statements and the notes thereto.  The following table summarizes the Fund’s results of operations (in thousands, except share data):

	For the three months ended March 31,

	2007	2006

Revenue
Oil and gas revenue	$3,242	$—

Expenses
Depletion and amortization	2,017	—
Dry-hole costs	111	7,869
Management fees to affiliate	655	769
Lease operating expense	202	—
Other operating expenses	114	—
General and administrative expenses	112	261

Total expenses	3,211	8,899

Income (loss) from operations	31	(8,899)

Other income
Interest income	826	822

Net income (loss)	$857	$(8,077)

Operating Revenues.  Oil and gas revenues for the three months ended March 31, 2007 were approximately $3.2 million.  The Fund did not earn revenue until the second quarter of 2006. During the first quarter 2007, natural gas production was 400 million cubic feet (“mcf”) and prices were approximately $7.55 per mcf.  Oil production during the first quarter 2007 was approximately 3,700 barrels, with prices averaging approximately $56 per barrel.

Operating and Other Expenses

Depletion and amortization.  Depletion and amortization for the three months ended March 31, 2007 was $2.0 million.  Production for the Fund, and corresponding depletion and amortization did not commence until June 2006.

Dry-hole costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs for the three months ended March 31, 2007 and 2006.

	For the three months ended March 31,

	2007	2006

	(in thousands)
Main Pass 221	$111	$7,869

Management Fees. The Manager receives an annual management fee, payable monthly, to cover expenses associated with overhead incurred by the Manager for its on-going management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.  Commencing in January 1, 2007, the management fee, payable monthly, is equal to 2.5% of the total shareholder capital contributions, net of dry-hole expenses incurred by the Fund.    Management fees incurred and paid for the three months ended March 31, 2007 and 2006 totaled approximately $0.7 million, and $0.8 million, respectively.

Lease Operating Expenses.  Lease operating expenses represent the costs of operating and maintaining wells and related facilities. For the three months ended March 31, 2007, lease operating expenses were $0.2 million.   There was no lease operating expense during the three months ended March 31, 2006 as the Main Pass 30 well did not begin producing until June 2006.

Other Operating Expenses.  The following table summarizes other operating expenses for the three months ended March 31, 2007 and 2006.

	For the three months ended March 31,

	2007	2006

	(in thousands)
Geological costs	$113	$—
Accretion expense	1	—

	$114	$—

Geological costs for the three months ended March 31, 2007 relate to the Main Pass 30 A-15 platform.

General and Administrative Expenses.  Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.   Insurance expense represents premiums related to well control insurance and production insurance.   The decrease in insurance expense is related to the reduction in well control as a result of reduced drilling activity.

The following table summarizes general and administrative expenses for the three months ended March 31, 2007 and 2006.

	For the three months ended March 31,

	2007	2006

	(in thousands)
Accounting and legal fees	$65	$19
Insurance	28	231
Trust fees	19	11

	$112	$261

Interest Income.  Interest income for both the three months ended March 31, 2007 and 2006 was approximately $0.8 million.   Increased interest rates during the three months ended March 31, 2007 principally offset the decrease in average outstanding balances earning interest.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities for the three months ended March 31, 2007 were approximately $3.3 million, primarily related to receipts of production revenue and receivables of $3.7 million, interest income received of $0.6 million, partially offset by management fees of $0.7 million, lease operating expenses of $0.2 million, other operating expenses and general and administrative expenses of $0.2 million.

Cash flows used by operating activities for the three months ended March 31, 2006 were approximately $1.6 million, primarily related to management fees and general and administrative expenses totaling $1.0 million, a reduction in working capital of $1.1 million principally due to the payments to the Manager for investment fees, partially offset by interest income received of $0.4 million.

Investing Cash Flows

Cash flows used in investing activities for the three months ended March 31, 2007 were approximately $18.3 million, primarily related to investment in marketable securities of $18.2 million and capital expenditures for oil and gas properties of $0.1 million.

Cash flows used in investing activities for the three months ended March 31, 2006 were approximately $36.3 million, primarily related to investment in marketable securities of $35.0 million, funding of the salvage fund of $1.0 million and capital expenditures for oil and gas properties of $0.3 million.

Financing Cash Flows

Cash flows used in financing activities for the three months ended March 31, 2007 were approximately $4.0 million related to distributions to the Manager and the shareholders.

Cash flows used in financing activities for the three months ended March 31, 2006 were approximately $1.1 million related to $4.1 million of syndication costs paid offset by the collection of $3.0 million in subscriptions receivable.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2007, such estimated capital expenditures totaled approximately $54.8 million, all of which is expected to be paid out of unspent capital contributions within the following twelve months.

The table below presents exploration and development capital expenditures for currently drilling projects as well as estimated budgeted amounts for the next twelve months.  Remaining unspent development capital will be reallocated to one or more new unspecified projects.

                         Estimated Capital Expenditures
                         As of March 31, 2007

	Spent Through March 31, 2007	To be Spent Next 12 Months

	(in thousands)
Main Pass 30	$19,049	$54,801
Main Pass 221	18,448	—

	$37,497	$54,801

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2007 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents.  The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. Effective January 1, 2007, the Manager changed its policy regarding the annual management fee.  Commencing in January 2007, the management fee payable is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole expenses incurred by the Fund.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts.  No contractual obligations exist at March 31, 2007 and December 31, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE ABOUT MARKET RISK

Projects drilled may not have commercially productive oil and natural gas reservoirs. In such an event, the Funds’ revenue, future results of operations and financial condition would be adversely impacted.

The Fund does not have or use, any derivative instruments nor does it have any plans to enter into such derivative arrangements. The Fund will generally invest cash in high-quality credit instruments consisting primarily of money market funds, bankers’ acceptance notes and government agency securities with maturities of six months or less. The Fund does not expect any material loss from cash equivalents and therefore believes its potential interest rate exposure is not material. The Fund has no plan to conduct any international activities and therefore believes it is not subject to foreign currency risk.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Fund maintains “disclosure controls and procedures”, as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of March 31, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting

The Fund continually reviews its disclosure controls and procedures and makes changes as necessary, to ensure the quality of its financial reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Fund’s results of operations, financial condition and liquidity, see risk factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”  in Item 7 of the Fund’s 2006 Annual Report on Form 10-K.  There have been no material changes from the risk factors previously disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Dated: May 11, 2007	RIDGEWOOD ENERGY Q FUND, LLC

	By:	/s/ ROBERT E. SWANSON

	Name:	Robert E. Swanson
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Dated: May 11, 2007

	By:	/s/ KATHLEEN P. MCSHERRY

	Name:	Kathleen P. McSherry
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)