Form 10-Q
period 2007-06-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2007-08-01
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

or

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

     As of August 1, 2007 there were 830.5577 shares of membership interest of the registrant outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$45,348	$49,055
Short-term investment in marketable securities	18,658	18,197
Production receivable	388	1,369
Other current assets	164	245

Total current assets	64,558	68,866
Salvage fund	1,058	1,042

Oil and gas properties:
Proved properties	28,360	18,506
Unproved properties	—	450
Less: accumulated depletion and amortization	(7,068)	(4,229)

Total oil and gas properties, net	21,292	14,727

Total assets	$86,908	$84,635

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$7,904	$83
Accrued expenses payable	379	109

Total current liabilities	8,283	192
Asset retirement obligation	180	79

Total liabilities	8,463	271

Commitments and contingencies (Note 7)
Members’ capital:
Manager:
Distributions	(1,965)	(925)
Retained earnings	1,053	703

Manager’s total	(912)	(222)

Shareholders:
Capital contributions (1,335 shares authorized; 830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(11,130)	(5,242)
Accumulated deficit	(18,480)	(19,139)

Shareholders’ total	79,357	84,586

Total members’ capital	78,445	84,364

Total liabilities and members’ capital	$86,908	$84,635

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Revenue
Oil and gas revenue	$1,375	$936	$4,617	$936
Expenses
Dry-hole costs	(26)	3,415	85	11,284
Depletion and amortization	822	144	2,839	144
Management fees to affiliate (Note 5)	653	769	1,308	1,539
Lease operating expense	209	—	411	—
Other operating expenses	1	—	115	—
General and administrative expenses	398	336	510	381

Total expenses	2,057	4,664	5,268	13,348

Loss from operations	(682)	(3,728)	(651)	(12,412)
Other income
Interest income	834	849	1,660	1,671

Net income (loss)	$152	$(2,879)	$1,009	$(10,741)

Manager Interest
Net income (loss)	$20	$(15)	$350	$(239)
Shareholder Interest
Net income (loss)	$132	$(2,864)	$659	$(10,502)
Net income (loss) per share	$159	$(3,448)	$793	$(12,644)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,

	2007	2006

Cash flows from operating activities
Net income (loss)	$1,009	$(10,741)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depletion and amortization	2,839	144
Dry-hole costs	85	11,284
Accretion expense	2	—
Interest earned on marketable securities	(691)	(719)
Changes in assets and liabilities:
Decrease (increase) in production receivable	981	(936)
Decrease in other current assets	81	239
Increase in due to operator	10	—
Increase in accrued expenses payable	270	32
Decrease in due to affiliates	—	(1,570)

Net cash provided by (used in) operating activities	4,586	(2,267)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,579)	(8,131)
Salvage fund investments	(16)	(1,017)
Proceeds from maturity of marketable securities	18,455	—
Investment in marketable securities	(18,225)	(34,999)

Net cash used in investing activities	(1,365)	(44,147)

Cash flows from financing activities
Collection of subscriptions receivable	—	2,964
Distributions	(6,928)	—
Syndication costs paid	—	(4,113)

Net cash used in financing activities	(6,928)	(1,149)

Net decrease in cash and cash equivalents	(3,707)	(47,563)
Cash and cash equivalents, beginning of period	49,055	86,240

Cash and cash equivalents, end of period	$45,348	$38,677

Supplemental schedule of disclosures of cash flow information
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs, unproved and proved properties	$—	$11,787

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

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest.  The Fund is required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are transferred to unproved properties.

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

As of June 30, 2007 and December 31, 2006 $7.8 million and $0.1 million was recorded in due to operators, respectively, related to the acquisition of oil and gas property and for drilling costs.  The balance at December 31, 2006 was paid in the first quarter of 2007.

Revenue Recognition and Production Receivable
Oil and natural gas sales are recognized when delivery is made by the Operator to the purchaser and title is transferred (i.e., production has been delivered to a pipeline or transport vehicle).

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas the Fund is entitled.  The Fund will account for such oil and natural gas production imbalances by the entitlements method.  Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners.  For volumes oversold by the Fund, a payable to other working interest owners will be recorded.  At June 30, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

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

	June 30, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of period	$79	$—

Liabilities incurred	99	192
Liabilities settled	—	(115)
Accretion expense	2	2

Balance - End of period	$180	$79

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.  For the three months and six months ended June 30, 2007 and 2006, no impairments were recorded.

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

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered as cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At June 30, 2007 and December 31, 2006, bank balances, inclusive of salvage fund, exceeded federally insured limits by approximately $27.2 million and $30.9 million, respectively. The Fund maintains bank deposits with accredited financial institutions to mitigate such risk.

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

Short-term Investments in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months and as such are considered held-to-maturity investments.  Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity.  Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate market value.  Interest income is accrued as earned.   Held-to-maturity investments at June 30, 2007 of $18.7 million matured in July 2007.

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

3.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. The following table reflects the net changes in unproved properties at June 30, 2007 and December 31, 2006.  At June 30, 2007, the Fund had no capitalized exploratory well costs greater than one year.  Main Pass 30 Well #2 was reclassified to a proved property at June 30, 2007.

	June 30, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of the period	$450	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	9,241	18,956
Reclassifications to proved properties based on the determination of proved reserves	(9,691)	(18,506)
Capitalized exploratory well costs charged to dry-hole costs	—	—

Balance - End of the period	$—	$450

Dry-hole costs are detailed in the table below for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

	(in thousands)
Main Pass 221	$(26)	$3,415	$85	$11,284

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

The shareholders received distributions of $2.5 million and $5.9 million for the three and six months ended June 30, 2007, respectively.  The Manager received distributions of $0.4 million and $1.0 million for the three and six months ended June 30, 2007, respectively.  There were no distributions paid during the three and six months ended June 30, 2006.

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

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At June 30, 2007 and December 31, 2006, no such amounts were outstanding.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6.   Fair Value of Financial Instruments

At June 30, 2007 and December 31, 2006, the carrying value of cash and cash equivalents, short-term investments and the salvage fund approximate fair value.

7.   Commitment and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and the “safe harbor” provisions thereof. These forward-looking statements are usually accompanied by the words “anticipates,” “believes,” “plan,” “seek,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “future” and similar terms and expressions or variations thereof.  The forward-looking statements in this Quarterly Report on Form 10-Q reflect the Fund’s current views with respect to future events and financial performance.  These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that the Fund’s drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated.  Readers are urged to carefully consider all such factors.

In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact occur or prove to be accurate.  Readers should not place undue reliance on the forward-looking statements contained herein, which speak only as of the date of this filing.  The Fund undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today.  All subsequent written or oral forward-looking statements attributable to the Fund or persons acting on its behalf are expressly qualified in their entirety by this section.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s significant accounting principles.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2006 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is an independent oil and natural gas producer.  The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan, to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. The Manager is paid an annual management fee (2.5% of capital contributions, net of cumulative dry-hole costs), payable monthly, for ongoing administrative and management duties as well as reimbursement of expenses. The Manager also participates in distributions.

Business Update

As of June 30, 2007 the Fund owned working interests in two offshore blocks and has participated in the drilling of three wells, one of which was determined to be a dry-hole in 2006.

Main Pass 30
The Fund acquired a 45% working interest from the operator, Chevron U.S.A., Inc. (“Chevron”).  This project has a five well potential between 12,000 and 12,500 feet.

The first well in the Main Pass 30 project (“Main Pass 30 well #1”) was put in production in June 2006 and is utilizing an existing Chevron production platform and pipeline. In return for the use of this infrastructure, the Fund pays 15 cents per one thousand cubic feet (“MCF”) as a processing fee for production.   During the second quarter 2007, Main Pass 30 well #1 experienced lower volumes than expected, particularly of oil production, due to a minor mechanical issue, which is expected to be remedied after Main Pass 30 well #2 is placed in production during the third quarter of 2007.

The Main Pass 30 well #2 project began drilling in May 2007 and was determined to be a commercial discovery during the second quarter of 2007 and expenditures totaling $9.7 million were reclassified to proved property at June 30, 2007.  Completion efforts are ongoing and production is expected to commence in August 2007.

The current production platform equipment has the capacity to process natural gas from the first two wells.  After the third well is drilled and ready for production, a pipeline upgrade will be necessary.  The estimated budget for Main Pass 30 wells 3 – 5 is $45.2 million, which includes $3.2 million for this upgrade.

Results of Operations

The following review of operations for the three and six months ended June 30, 2007 and 2006 should be read in conjunction with the Fund’s financial statements and the notes thereto.  The following table summarizes the Fund’s results of operations (in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

Revenue
Oil and gas revenues	$1,375	$936	$4,617	$936
Expenses
Dry-hole costs	(26)	3,415	85	11,284
Depletion and amortization	822	144	2,839	144
Management fees to affiliate	653	769	1,308	1,539
Lease operating expense	209	—	411	—
Other operating expense	1	—	115	—
General and administrative expenses	398	336	510	381

Total expenses	2,057	4,664	5,268	13,348

Loss from operations	(682)	(3,728)	(651)	(12,412)
Other income
Interest income	834	849	1,660	1,671

Net income (loss)	$152	$(2,879)	$1,009	$(10,741)

Operating Revenues.  Oil and gas revenues for the three months ended June 30, 2007 were $1.4 million, a $0.4 million increase from the three months ended June 30, 2006.  For the six months ended June 30, 2007, the Fund earned revenues of $4.6 million, a $3.7 million increase from the six months ended June 30, 2006.

The Fund’s producing well, Main Pass 30 well #1, was placed in production in June 2006, producing approximately 4 thousand barrels of oil for the three and six months ended June 30, 2006.   During the three and six months ended June 30, 2007, Main Pass 30 well #1 produced approximately 1 thousand barrels and 4 thousand barrels of oil, respectively.  The decrease in oil volumes for the three and six month periods is attributable to a minor mechanical issue which is expected to be resolved once the Main Pass 30 well #2 begins production.    Oil prices approximated $64 and $57 per barrel during the three and six months ended June 30, 2007, respectively.  During the three and six months ended June 30, 2006, oil prices averaged $68 per barrel.

Natural gas production for the three and six months ended June 30, 2006 was 130 thousand million cubic feet (“mcf”). Natural gas production for the three and six months ended June 30, 2007 was approximately 170 thousand mcf and 567 thousand mcf, respectively.  The aforementioned volumes represent increases that are attributable to three and six months of production during 2007 compared to one month of production during 2006.    During the three and six months ended June 30, 2007, natural gas prices were approximately $7.99 and $7.71 per mcf, respectively, compared to average prices for the three and six months ended June 30, 2006 of $6.56.

Operating and Other Expenses

Depletion and Amortization.  Depletion and amortization for the three months ended June 30, 2007 was $0.8 million, an increase of $0.7 million from the three months ended June 30, 2006.   During the six months ended June 30, 2007, depletion and amortization was $2.8 million, a $2.7 million increase from the six months ended June 30, 2006.  The increases in depletion and amortization resulted from increased production.  Depletion and amortization was lower as production did not commence until June 2006.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

	(in thousands)
Main Pass 221	$(26)	$3,415	$85	$11,284

Management Fees. The Manager receives an annual management fee, payable monthly, to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services.  Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.  Commencing in January 1, 2007, the management fee, payable monthly, was reduced by 2.5% of the cumulative dry-hole expenses incurred by the Fund, resulting in a decrease of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2007.

Lease Operating Expenses.  Lease operating expenses represent the costs of operating and maintaining wells and related facilities. For the three and six months ended June 30, 2007, lease operating expenses were $0.2 million and $0.4 million, respectively.  The increases over the 2006 periods were attributable to the onset of production in June 2006.

Other Operating Expenses.  The following table summarizes other operating expenses for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

	(in thousands)
Geological costs	$—	$—	$113	$—
Accretion expense	1	—	2	—

	$1	$—	$115	$—

Geological costs for the six months ended June 30, 2007 relate to the Main Pass 30 A-15 platform.

General and Administrative Expenses.  Accounting, legal, fiduciary fees and insurance expenses represent costs specifically identifiable or allocable to the Fund. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund.   Insurance expense represents premiums related to well control insurance and production insurance.   Insurance expense increased during the 2007 periods due to increased drilling activities in 2007 compared to 2006.

The following table summarizes general and administrative expenses for the three and six months ended June 30, 2007 and 2006.

	Three months ended June 30,		Six months ended June 30,

	2007	2006	2007	2006

	(in thousands)
Accounting and legal fees	$59	$73	$124	$92
Insurance	317	231	345	247
Trust fees	21	32	40	42
Other expenses	1	—	1	—

	$398	$336	$510	$381

Interest Income.  Interest income represents interest earned on money market accounts and short-term US Treasury Notes.  Interest income for the three months and six months ended June 30, 2007 was consistent with the corresponding 2006 periods.  Increased interest rates during the six months ended June 30, 2007 principally offset the decrease in average outstanding balances earning interest.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2007 were $4.6 million, primarily related to production revenue receipts of $5.6 million, interest income received of $1.0 million, and favorable working capital of $0.3 million, partially offset by management fees of $1.3 million, lease operating expenses of $0.4 million, and general and administrative and other operating expenses of $0.6 million.

Cash flows used in operating activities for the six months ended June 30, 2006 were $2.3 million, primarily related to management fees of $1.5 million and general and administrative expenses of $0.4 million, and payments to the Manager of $1.6 million for investment fees, partially offset by interest income received of $1.2 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2007 were $1.4 million, primarily related to investment in US Treasury Notes of $18.2 million and capital expenditures for oil and gas properties of $1.6 million, partially offset by proceeds from the maturity of US Treasury Notes of $18.4 million.

Cash flows used in investing activities for the six months ended June 30, 2006 were $44.1 million, primarily related to investment in marketable securities of $35.0 million, funding of the salvage fund of $1.0 million and capital expenditures for oil and gas properties of $8.1 million.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2007 were $6.9 million related to distributions to the Manager and the shareholders.

Cash flows used in financing activities for the six months ended June 30, 2006 were $1.1 million related to $4.1 million of syndication costs payments offset by the collection of $3.0 million in subscriptions receivable.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2007, such estimated capital expenditures totaled approximately $51.0 million, all of which is expected to be paid out of unspent cash within the following twelve months.

The table below presents exploration and development capital expenditures for currently drilling projects as well as estimated budgeted amounts for the next twelve months.  Remaining unspent cash will be reallocated to one or more new unspecified projects.

Estimated Capital Expenditures
As of June 30, 2007

	Spent Through June 30, 2007	To be Spent Next 12 Months

	(in thousands)
Main Pass 30	$18,495	$—
Main Pass 30 Well #2	9,224	5,818
Main Pass Wells 3-5	—	45,172

	$27,719	$50,990

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its 2007 operations, including management fees and capital expenditures, with existing cash on-hand and income earned from its short-term investments and cash and cash equivalents.  The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, was originally equal to 2.5% of total capital contributed by shareholders.  Effective January 1, 2007, the Manager changed its policy regarding the annual management fee.  Commencing in January 2007, the management fee payable is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole expenses incurred by the Fund.

Distributions, if any, are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.

The capital raised by the Fund in its private placement is more than likely all the capital it will be able to obtain for investments in projects. The number of projects in which the Fund can invest will naturally be limited and each unsuccessful project the Fund experiences, if any, will not only reduce its ability to generate revenue, but also exhaust its limited supply of capital. Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not discuss or negotiate any such contracts.  No contractual obligations exist at June 30, 2007 and December 31, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Projects drilled may not have commercially productive oil and natural gas reservoirs. In such an event, the Fund’s revenue, future results of operations and financial condition would be adversely impacted.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Fund maintains “disclosure controls and procedures”, as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the same time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of June 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures.  Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting

The Fund continually reviews its disclosure controls and procedures and makes changes as necessary, to ensure the quality of its financial reporting.  There were no changes in the Fund’s  internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s  internal control over financial reporting.

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

Dated: August 1, 2007	RIDGEWOOD ENERGY Q FUND, LLC

	By:	/s/ ROBERT E. SWANSON

	Name:	Robert E. Swanson
	Title:	President and Chief Executive Officer
(Principal Executive Officer)
Dated: August 1, 2007
	By:	/s/ KATHLEEN P. MCSHERRY

	Name:	Kathleen P. McSherry
	Title:	Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)