Form 10-Q
period 2007-09-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2007-11-09
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☒

          As of November 9, 2007 there were 830.5577 shares of membership interest of the registrant outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$17,335	$49,055
Short-term investments in marketable securities	37,247	18,197
Production receivable	1,843	1,369
Other current assets	118	245

Total current assets	56,543	68,866

Salvage fund	1,079	1,042

Oil and gas properties:
Proved properties	31,767	18,506
Unproved properties	—	450
Less: accumulated depletion and amortization	(9,770)	(4,229)

Total oil and gas properties, net	21,997	14,727

Total assets	$79,619	$84,635

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$582	$83
Accrued expenses payable	92	109
Due to affiliates (Note 5)	29	—

Total current liabilities	703	192

Asset retirement obligations	182	79

Total liabilities	885	271

Commitments and contingencies (Note 7)
Members’ capital:
Manager:
Distributions	(2,171)	(925)
Retained earnings	1,578	703

Manager’s total	(593)	(222)

Shareholders:
Capital contributions (1,335 shares authorized; 830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(12,300)	(5,242)
Accumulated deficit	(17,340)	(19,139)

Shareholders’ total	79,327	84,586

Total members’ capital	78,734	84,364

Total liabilities and members’ capital	$79,619	$84,635

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue
Oil and gas revenue	$4,527	$5,157	$9,144	$6,093

Expenses
Depletion and amortization	2,702	1,136	5,541	1,280
Dry-hole costs	1	—	86	11,284
Management fees to affiliate (Note 5)	653	768	1,961	2,307
Lease operating expense	136	106	547	106
Other operating expenses	2	1	117	1
General and administrative expenses	120	96	630	476

Total expenses	3,614	2,107	8,882	15,454

Income (loss) from operations	913	3,050	262	(9,361)
Other income
Interest income	752	909	2,412	2,580

Net income (loss)	$1,665	$3,959	$2,674	$(6,781)

Manager Interest
Net income	$525	$632	$875	$393

Shareholder Interest
Net income (loss)	$1,140	$3,327	$1,799	$(7,174)
Net income (loss per share)	$1,373	$4,006	$2,166	$(8,637)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2007	2006

Cash flows from operating activities
Net income (loss)	$2,674	$(6,781)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion and amortization	5,541	1,280
Dry-hole costs	86	11,284
Accretion expense	4	1
Interest earned on marketable securities	(1,053)	—
Changes in assets and liabilities:
Increase in production receivable	(474)	(3,306)
Decrease in other current assets	127	176
Increase in due to operators	25	—
Decrease in accrued expenses payable	(17)	(118)
Increase (decrease) in due to affiliates	29	(1,570)

Net cash provided by operating activities	6,942	966

Cash flows from investing activities
Capital expenditures for oil and gas properties	(12,324)	(16,920)
Salvage fund investments	(37)	(1,029)
Proceeds from maturity of marketable securities	37,134	—
Investment in marketable securities	(55,131)	—

Net cash used in investing activities	(30,358)	(17,949)

Cash flows from financing activities
Collection of subscriptions receivable	—	2,964
Distributions	(8,304)	—
Syndication costs paid	—	(4,113)

Net cash used in financing activities	(8,304)	(1,149)

Net decrease in cash and cash equivalents	(31,720)	(18,132)

Cash and cash equivalents, beginning of period	49,055	86,240

Cash and cash equivalents, end of period	$17,335	$68,108

Supplemental schedule of disclosures of cash flow information
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs, unproved and proved properties	$—	$11,787

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Purpose

The Ridgewood Energy Q Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on August 16, 2005 and operates pursuant to a limited liability company agreement (“LLC Agreement”) dated as of September 6, 2005 by and among Ridgewood Energy Corporation (the “Manager”), and the shareholders of the Fund. Although the date of formation is August 16, 2005, the Fund did not begin operations until September 6, 2005 when it began its private offering of shares.

The Fund was organized to acquire, drill, construct and develop natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil and natural gas exploration activities.

The Manager performs (or arranges for the performance of) the management, administrative and advisory services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required (Notes 2, 5 and 7).

2. Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2006 included in the Fund’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to amounts advanced to and billed by operators, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. At September 30, 2007 and December 31, 2006, bank balances, inclusive of salvage fund, exceeded federally insured limits by $17.1 million and $30.9 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Short-term Investments in Marketable Securities
At times the Fund may purchase short-term investments comprised of US Treasury Notes with maturities greater than three months that are considered held-to-maturity investments. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity. Held-to-maturity investments are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value. Interest income is accrued as earned. At September 30, 2007, the Fund had held-to-maturity investments, inclusive of salvage fund, totaling $38.3 million that mature in January 2008.

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

As of September 30, 2007 and December 31, 2006, $0.5 million and $26 thousand was recorded in due to operators, respectively, related to the acquisition of oil and gas property and for drilling costs. The balance at December 31, 2006 was paid in the first quarter of 2007.

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

Asset Retirement Obligations
For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is recorded. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The following table presents changes to the asset retirement obligations.

	September 30, 2007	December 31, 2006

	(in thousands)
Balance - Beginning of period	$79	$—

Liabilities incurred	99	192
Liabilities settled	—	(115)
Accretion expense	4	2

Balance - End of period	$182	$79

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

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas to which the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. At September 30, 2007 and December 31, 2006, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three and nine months ended September 30, 2007 and 2006, no impairments were recorded.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units-of- production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting (or amortizing) leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

Income Taxes
No provision is made for income taxes in the financial statements. The Fund is a limited liability corporation, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses such as dry-hole costs, fiduciary fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on accessing the reserves. Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. The following table reflects the net changes in unproved properties for the periods ended September 30, 2007 and December 31, 2006. At September 30, 2007, the Fund had no capitalized exploratory well costs greater than one year. Main Pass 30 Well #2 was reclassified to a proved property at June 30, 2007.

	September 30, 2007	December 31, 2006

	(in thousands)

Balance - Beginning of the period	$450	$—
Additions to capitalized exploratory well costs pending the determination of proved reserves	9,241	18,956
Reclassifications to proved properties based on the determination of proved reserves	(9,691)	(18,506)

Balance - End of the period	$—	$450

Dry-hole costs are detailed in the table below.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2007	2006	2007	2006

	(in thousands)
Main Pass 221	$1	$—	$86	$11,284

4. Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the Fund’s Agreement, is to be distributed. Such distributions will be allocated 85% to the shareholders and 15% to the Manager, as defined in the Fund’s Agreement.

Available cash from dispositions, as defined in the Fund’s Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.

The shareholders received distributions of $1.2 million and $7.1 million for the three and nine months ended September 30, 2007, respectively. The Manager received distributions of $0.2 million and $1.2 million for the three and nine months ended September 30, 2007, respectively. There were no distributions paid during the three and nine months ended September 30, 2006.

5. Related Parties

Ridgewood Energy Corporation, the Manager, was paid a one time investment fee of 4.5% of initial capital contributions. Fees are payable for services of investigating and evaluating investment opportunities and effecting transactions and were expensed as incurred. There were no investment fees for the three and nine months ended September 30, 2007 and 2006.

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager originally received an annual management fee, payable monthly, of 2.5% of total capital contributions. Effective January 1, 2007, the Manager has changed its policy regarding the annual management fee. Under the new policy, the management fee is equal to 2.5% of the total shareholder capital contributions, net of cumulative dry-hole costs incurred by the Fund. Management fees for the three months ended September 30, 2007 and 2006 were $0.7 million and $0.8 million, respectively. For the nine months ended September 30, 2007 and 2006, management fees were $2.0 million and $2.3 million, respectively.

The Manager was paid an offering fee which approximated 3.5% of capital contributions to cover expenses incurred in the offer and sale of shares of the Fund. Such offering fee was included in syndication costs (Note 2) of $14.1 million. There were no offering fees for the three and nine months ended September 30, 2007 and 2006.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At September 30, 2007 the Fund owed the Manager $29 thousand, which is included in due to affiliates. At December 31, 2006, no such amounts were outstanding.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

6. Fair Value of Financial Instruments

At September 30, 2007 and December 31, 2006, the carrying value of cash and cash equivalents, short-term investments in marketable securities and the salvage fund approximates fair value.

7. Commitments and Contingencies

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2007 and December 31, 2006, there were no known environmental contingencies that required the Fund to record a liability.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including all documents incorporated by reference, includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, and the “safe harbor” provisions thereof. These forward-looking statements are usually accompanied by the words “anticipates,” “believes,” “plan,” “seek,” “expects,” “intends,” “estimates,” “projects,” “will likely result,” “future” and similar terms and expressions or variations thereof. The forward-looking statements in this Quarterly Report on Form 10-Q reflect Ridgewood Energy Q Fund, LLC’s (the “Fund”) current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, among other things, the high-risk nature of natural gas exploratory operations, the fact that the Fund’s drilling activities are managed by third parties, the volatility of natural gas prices and extraction, and those other risks and uncertainties discussed in the Fund’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission that could cause actual results to differ materially from historical results or those anticipated. Readers are urged to carefully consider all such factors.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2006 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

Ridgewood Energy Corporation (the “Manager”) performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee (2.5% of capital contributions, net of cumulative dry-hole costs), payable monthly. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party Operators for the management of all exploration, development and producing operations, as appropriate.

The Manager also participates in distributions.

Business Update

The Fund owns working interests in two offshore blocks and has participated in the drilling of four wells, of which one was determined to be a dry-hole in 2006, two wells are producing, and one is currently drilling.

Main Pass 30
The Fund acquired a 45% working interest from the operator, Chevron U.S.A., Inc. (“Chevron”). When fully developed, this project is expected to have a total of five wells.

The first well in the Main Pass 30 project, (“Main Pass 30 well #1) was put in production in June 2006 and is utilizing an existing Chevron production platform and pipeline. In return for the use of this infrastructure, the Fund pays 15 cents per one thousand cubic feet (“MCF”) as a processing fee for production. During the second quarter 2007, Main Pass 30 well #1 experienced lower volumes than expected, particularly of oil production, due to a minor mechanical issue. The volumes will continue to be lower than prior year until all five wells are developed. At that point, the reserves and the production volumes will be re-evaluated to determine whether the Operator should perform additional work to accelerate production.

The second well in the Main Pass 30 project (“Main Pass 30 well #2”) began drilling in May 2007 and was determined to be a commercial discovery during the second quarter of 2007. Through September 30, 2007, the Fund has spent $12.4 million related to this property and $0.8 million on leasehold costs. Production commenced on this property in late-July 2007.

The third well in the Main Pass 30 project (“Main Pass 30 well #3”) began drilling in October 2007. The budget for this property is estimated at $13.0 million.

The current production platform equipment has the capacity to process natural gas from the first two wells. During the third quarter of 2007, the Fund began its pipeline upgrade, which will be necessary once Main Pass 30 well #3 is drilled and ready for production. The estimated budget for Main Pass 30 wells 3 through 5 is $43.2 million, which includes $2.8 million for this upgrade.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2007 and 2006, should be read in conjunction with the Fund’s financial statements and the notes thereto. The following table summarizes the Fund’s results of operations.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

	(in thousands)
Revenue
Oil and gas revenue	$4,527	$5,157	$9,144	$6,093

Expenses
Depletion and amortization	2,702	1,136	5,541	1,280
Dry-hole costs	1	—	86	11,284
Management fees to affiliate	653	768	1,961	2,307
Lease operating expense	136	106	547	106
Other operating expense	2	1	117	1
General and administrative expenses	120	96	630	476

Total expenses	3,614	2,107	8,882	15,454

Income (loss) from operations	913	3,050	262	(9,361)
Other income
Interest income	752	909	2,412	2,580

Net income (loss)	$1,665	$3,959	$2,674	$(6,781)

Operating Revenue. Oil and gas revenue for the three months ended September 30, 2007 were $4.5 million, a $0.6 million decrease from the three months ended September 30, 2006. For the nine months ended September 30, 2007, the Fund earned revenue of $9.1 million, a $3.1 million increase from the nine months ended September 30, 2006.

During the three and nine months ended September 30, 2006, the Fund only had one producing well, Main Pass 30 well #1, which was placed in production in June 2006. In late-July 2007, a second well, Main Pass 30 well #2, began production. The Main Pass 30 wells produced approximately 15 thousand and 17 thousand barrels of oil during the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, the Main Pass 30 wells produced approximately 18 thousand and 21 thousand barrels of oil, respectively. The reduction was due to lower production for Main Pass 30 well #1, partially offset by the onset of production for Main Pass 30 well #2. The decrease in oil volumes for Main Pass 30 well #1 is attributable to a minor mechanical issue. Oil prices approximated $76 and $73 per barrel during the three and nine months ended September 30, 2007, respectively. During the three and nine months ended September 30, 2006, oil prices averaged $68 per barrel.

Natural gas production for the three months ended September 30, 2007 and 2006 was approximately 516 thousand mcf and 599 thousand mcf, respectively. Natural gas production for the nine months ended September 30, 2007 and 2006 was approximately 1,083 thousand and 729 thousand mcf, respectively. The volume variances are attributable to the onset of production of Main Pass 30 well #2, partially offset by the decrease in Main Pass 30 well #1 production due to the aforementioned minor mechanical issue. During the three and nine months ended September 30, 2007, natural gas prices were approximately $6.53 and $7.16 per mcf, respectively, compared to average prices for the three and nine months ended September 30, 2006 of approximately $6.40 per mcf.

Operating and Other Expenses

Depletion and Amortization. Depletion and amortization for the three months ended September 30, 2007 was $2.7 million, an increase of $1.6 million from the three months ended September 30, 2006. During the nine months ended September 30, 2007, depletion and amortization was $5.5 million, a $4.2 million increase from the nine months ended September 30, 2006. The increases in depletion and amortization resulted from increased production as discussed in Operating Revenue above, as well as a reduction in the depletion base, from the proved reserve estimates used during 2006 based upon the independent petroleum engineer report, which was obtained in the fourth quarter 2006.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2007	2006	2007	2006

	(in thousands)
Main Pass 221	$1	$—	$86	$11,284

Management Fees. For the three and nine months ended September 30, 2006, the Manager received management fees of $0.8 million and $2.3 million, representing 2.5% of total capital contributions. The management fee is payable monthly to cover expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs. Commencing in January 1, 2007, the management fee was reduced by 2.5% of the cumulative dry-hole expenses incurred by the Fund resulting in a decrease of $0.1 million and $0.3 million for the three and nine months ended September 30, 2007 compared to the respective 2006 periods. Management fees for the three and nine months ended September 30, 2007 were $0.7 million and $2.0 million, respectively.

Lease Operating Expenses. Lease operating expenses represent the costs of operating and maintaining wells and related facilities. For the three and nine months ended September 30, 2007, lease operating expenses were $0.1 million and $0.5 million, respectively, compared to $0.1 million for the three and nine months ended September 30, 2006. The increases over the 2006 periods were attributable to the onset of production in June 2006.

Other Operating Expenses. The following table summarizes other operating expenses.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

	(in thousands)
Geological costs	$—	$—	$113	$—
Accretion expense	2	1	4	1

	$2	$1	$117	$1

Geological costs for the nine months ended September 30, 2007 relate to the Main Pass 30 A-15 platform.

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

The following table summarizes general and administrative expenses.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

	(in thousands)
Accounting and legal fees	$40	$37	$164	$128
Insurance	60	15	405	262
Trust fees	20	44	60	85
Other expenses	—	—	1	1

	$120	$96	$630	$476

Interest Income. Interest income represents interest earned on money market accounts and short-term US Treasury Notes. Interest income for the three months and nine months ended September 30, 2007 decreased from the corresponding 2006 periods. A decrease in the average outstanding balances earning interest was partially offset by increased interest rates during the nine months ended September 30, 2007.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2007 were $6.9 million, primarily related to production revenue receipts of $8.7 million, interest income received of $1.6 million, partially offset by management fees of $2.0 million, lease operating expenses, general and administrative and other operating expenses totaling $1.3 million, and unfavorable working capital of $0.1 million.

Cash flows provided by operating activities for the nine months ended September 30, 2006 were $1.0 million, primarily related to revenue received of $2.7 million and interest income received of $2.8 million, partially offset by management fees of $2.3 million and general and administrative expenses of $0.5 million, payments to the Manager of $1.6 million for investment fees and unfavorable working capital of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2007 were $30.4 million, primarily related to investments in US Treasury Notes, inclusive of salvage fund, of $55.2 million and capital expenditures for oil and gas properties of $12.3 million, partially offset by proceeds from the maturity of US Treasury Notes of $37.1 million.

Cash flows used in investing activities for the nine months ended September 30, 2006 were $17.9 million, primarily related to capital expenditures for oil and gas properties of $16.9 million and funding of the salvage fund of $1.0 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2007 were $8.3 million related to distributions to the Manager and the shareholders.

Cash flows used in financing activities for the nine months ended September 30, 2006 were $1.1 million related to $4.1 million of syndication costs payments partially offset by the collection of $3.0 million in subscriptions receivable.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2007, such estimated capital expenditures totaled $43.5 million, all of which is expected to be paid out of unspent cash within the following twelve months.

The table below presents exploration and development capital expenditures for currently drilling projects as well as estimated budgeted amounts for the next twelve months. Remaining unspent cash will be reallocated to one or more new unspecified projects.

Lease Block	Spent Through September 30, 2007	To be Spent Next 12 Months

	(in thousands)
Main Pass 30 Well #1	$18,458	$—
Main Pass 30 Well #2	13,133	245
Main Pass Wells 3-5	—	43,213

	$31,591	$43,458

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2007 and December 31, 2006 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with Operators. On behalf of the Fund, as well as the other working interest owners, the Operator will enter into various contractual commitments pertaining to exploration, development and production activities. Pursuant to the terms of the operating agreement, the Operator has the authority to enter into such contracts and the Fund does not execute or negotiate any such contracts. No contractual obligations exist at September 30, 2007 and December 31, 2006 pursuant to agreements executed directly by the Fund.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Fund maintains “disclosure controls and procedures”, as such term is defined under Securities and Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e), that are designed to ensure that information required to be disclosed in the Fund’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Fund’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and its management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Fund has carried out an evaluation, as of September 30, 2007, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, such procedures were effective.

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

Changes in Internal Controls over Financial Reporting

In the course of the Fund’s initial evaluation of disclosure controls and procedures, management considered certain internal control areas in which the Fund has made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
32

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2007			RIDGEWOOD ENERGY Q FUND, LLC

	By:	/s/	ROBERT E. SWANSON
		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2007
	By:	/s/	KATHLEEN P. MCSHERRY
		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)