Form 10-Q
period 2008-03-31
RIDGEWOOD ENERGY Q FUND LLC
filed 2008-05-08
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ____________________________

For the transition period from _______ to _______

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

There is no market for the shares. As of May 8, 2008 there are 830.5577 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$8,789	$8,427
Short-term investments in marketable securities	19,104	37,711
Production receivable	125	1,556
Other current assets	126	102

Total current assets	28,144	47,796
Long-term investment in marketable securities	9,871	—
Salvage fund	1,100	1,091
Oil and gas properties:
Unproved properties	12,457	10,839
Proved properties	34,396	34,657
Less: accumulated depletion and amortization	(14,655)	(13,141)

Total oil and gas properties, net	32,198	32,355

Total assets	$71,313	$81,242

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$1,104	$7,433
Accrued expenses payable	70	69

Total current liabilities	1,174	7,502
Asset retirement obligations	187	184

Total liabilities	1,361	7,686

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Distributions	(3,432)	(2,912)
Retained earnings	2,074	1,968

Manager’s total	(1,358)	(944)

Shareholders:
Capital contributions (1,335 shares authorized; 830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(19,445)	(16,500)
Accumulated deficit	(18,393)	(17,967)

Shareholders’ total	71,129	74,500

Total members’ capital	69,771	73,556

Accumulated other comprehensive income	181	—

Total liabilities and members’ capital	$71,313	$81,242

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended March 31,
	2008	2007

Revenue
Oil and gas revenue	$2,047	$3,242

Expenses
Depletion and amortization	1,514	2,017
Dry-hole costs	(123)	111
Management fees to affiliate (Note 6)	652	655
Operating expenses	536	316
General and administrative expenses	128	112

Total expenses	2,707	3,211

(Loss) income from operations	(660)	31
Other income
Interest income	340	826

Net (loss) income	(320)	857
Other comprehensive income
Unrealized gain on marketable securities	181	—

Total comprehensive (loss) income	$(139)	$857

Manager Interest
Net income	$106	$330

Shareholder Interest
Net (loss) income	$(426)	$527
Net (loss) income per share	$(513)	$635

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2008	2007

Cash flows from operating activities
Net (loss) income	$(320)	$857
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion and amortization	1,514	2,017
Dry-hole costs	(123)	111
Accretion expense	3	1
Amortization of premium	74	—
Interest earned on marketable securities	(337)	(420)
Changes in assets and liabilities:
Decrease in production receivable	1,431	462
Decrease in other current assets	50	199
Increase in due to operators	288	3
Increase in accrued expenses payable	1	24

Net cash provided by operating activities	2,581	3,254

Cash flows from investing activities
Capital expenditures for oil and gas properties	(7,851)	(74)
Salvage fund investments	(9)	(8)
Proceeds from held-to-maturity investments	37,813	—
Proceeds from available-for-sale investments	295	—
Investment in held-to-maturity securities	(19,001)	—
Investment in available-for-sale securities	(10,001)	(18,225)

Net cash provided by (used in) investing activities	1,246	(18,307)

Cash flows from financing activities
Distributions	(3,465)	(3,993)

Net cash used in financing activities	(3,465)	(3,993)

Net increase (decrease) in cash and cash equivalents	362	(19,046)

Cash and cash equivalents, beginning of period	8,427	49,055

Cash and cash equivalents, end of period	$8,789	$30,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

The Ridgewood Energy Q Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on August 16, 2005 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated as of September 6, 2005 by and among Ridgewood Energy Corporation (the “Manager”), and the shareholders of the Fund.

The Fund was organized to acquire, drill, construct and develop natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund has devoted most of its efforts to raising capital and oil for natural gas exploration activities.

The Manager performs, or arranges for the performance of, the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

2.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K (“Form 10-K”) filed with the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

All highly liquid investments with maturities when purchased of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. At March 31, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by $8.7 million and $5.2 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Investments in Marketable Securities

At times the Fund may invest in United States Treasury Bills and Notes. These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months. The Fund currently has short-term investments that are classified as held-to-maturity. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximate fair value. At March 31, 2008 and December 31, 2007, the Fund had held-to-maturity investments, inclusive of salvage fund, totaling $20.2 million and $38.8 million, respectively. The held-to-maturity investments held at March 31, 2008 mature in July 2008 and February 2012.

The Fund currently has long-term investments, which mature in February 2010, that are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value. The following table is a summary of long-term, available-for-sale investments at March 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Fair Value

	(in thousands)
Available-for-Sale
U.S Treasury notes
March 31, 2008	$9,690	$181	$9,871

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Unrealized gains or losses for available-for-sale securities are reported in other comprehensive income until realized.

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

Capitalized acquisition costs of producing oil and natural gas properties are depleted by the unit-of-production method.

As of March 31, 2008 amounts recorded in due to operators totaling $0.7 million related to capital expenditures for oil and gas property, which was paid during the second quarter of 2008.

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

Asset Retirement Obligations

For oil and natural gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The table below presents changes for the three months ended March 31, 2008 and the year ended December 31, 2007.

	March 31, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of period	$184	$79
Liabilities incurred	—	99
Liabilities settled	—	—
Accretion expense	3	6

Balance - End of period	$187	$184

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

The volume of oil and natural gas sold on the Fund’s behalf may differ from the volume of oil and natural gas the Fund is entitled. The Fund will account for such oil and natural gas production imbalances by the entitlements method. Under the entitlements method, the Fund will recognize a receivable from other working interest owners for volumes oversold by other working interest owners. For volumes oversold by the Fund, a payable to other working interest owners will be recorded. At March 31, 2008 and December 31, 2007, there were no material oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets

In accordance with the provisions of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. For the three months ended March 31, 2008 and 2007, no impairments have been recorded.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and natural gas properties are calculated using the units-of- production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting, or amortizing, leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

Income Taxes

No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation

Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses such as dry-hole costs, fiduciary fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3.	Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all nonfinancial assets and liabilities. On January 1, 2008, the Fund adopted SFAS 157 for financial assets and liabilities.

4.	Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.

The following table reflects the net changes in unproved properties for the three months ended March 31, 2008 and the year ended December 31, 2007. As of March 31, 2008, the Fund had no capitalized exploratory well costs greater than one year.

	March 31, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of the period	$10,839	$450
Additions to capitalized exploratory well costs pending the determination of proved reserves	1,618	20,080
Reclassifications to proved properties based on the determination of proved reserves	—	(9,691)
Capitalized exploratory well costs charged to dry-hole costs	—	—

Balance - End of the period	$12,457	$10,839

Capitalization costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the three months ended March 31, 2008, certain wells received credits from their respective operators upon review and audit of the wells’ costs. Dry-hole costs are detailed in the table below.

	Three months ended
	March 31,
Lease Block	2008	2007

	(in thousands)
Main Pass 221	$(123)	$111

5.	Distributions

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

During the three months ended March 31, 2008 and 2007, the Fund made distributions to the shareholders of $2.9 million and $3.4 million, respectively. During the three months ended March 31, 2008 and 2007, the Fund made distributions to the Manager of $0.5 million and $0.6 million, respectively.

6.	Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole costs incurred by the Fund. Management fees for each of the three months ended March 31, 2008 and 2007 were $0.7 million.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At March 31, 2008 and December 31, 2007, there were no such amounts payable or receivable.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.	Fair Value of Financial Instruments and Measurements

At March 31, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, short-term investments in marketable securities, salvage fund, production receivable and accrued expenses approximate fair value.

In accordance with SFAS 157, the Fund’s available-for-sale investments are measured utilizing Level 1 inputs, which include quoted prices in active markets.

8.	Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2008, the Fund had committed to spend an additional $5.9 million relating to the properties.

Environmental Considerations

The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At March 31, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage

The Fund is subject to all risks inherent in the exploration for and development of oil and natural gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon earnings and financial position. Moreover, insurance is obtained as a package covering all of the Manager’s investment programs. Claims made by other such programs can reduce or eliminate insurance for the Fund.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy Q Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2007 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 16, 2005 to acquire interests primarily in oil and natural gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund is an independent oil and natural gas producer. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole costs incurred by the Fund, payable monthly. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate. The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of five wells, one that was determined to be a dry-hole, two that are currently drilling or scheduled to drill, and two that have been determined to have proved reserves.

Main Pass 30

The Fund acquired a 45.0% working interest from the operator, Chevron U.S.A., Inc. (“Chevron”). When fully developed, this project is expected to have a total of five wells.

Wells #1 and #2

The first well in the Main Pass 30 project, (“Main Pass 30 well #1) was put in production in June 2006 and is utilizing an existing Chevron production platform and pipeline. In return for the use of this infrastructure, the Fund pays 15 cents per one thousand cubic feet (“MCF”) as a processing fee for production. During 2007, Main Pass 30 well #1 experienced lower volumes than expected, particularly of oil production, due to a minor mechanical issue. The volumes will continue to be lower than prior year until all five wells are developed. Upon development, the reserves and the production volumes will be re-evaluated to determine whether the Operator should perform additional work to accelerate production.

The second well in the Main Pass 30 project (“Main Pass 30 well #2”) began drilling in May 2007 and was determined to be a commercial discovery during the second quarter of 2007. Production commenced on this property in late-July 2007. The total cost of this well was $11.7 million. In late-February 2008, Main Pass 30 well #2 stopped flowing gas due to a mechanical problem. The Fund and Chevron have been evaluating strategies to resume production and have attempted to remediate this issue, at a cost of $0.3 million, which has not proved successful. At March 31, 2008, the Fund and Chevron have approved a plan to resume production of the well. Chevron will perform an extensive maintenance effort to correct the problem, at an estimated cost of $1.8 million, which is scheduled to begin during May 2008 and is expected to be completed in June 2008.

Well #3

The third well in the Main Pass 30 project (“Main Pass 30 well #3”) began drilling in October 2007. The budget for this property is estimated at $16.3 million. The Fund expected drilling results for this project in December 2007, however, during drilling, Chevron encountered a mechanical problem, or underground “blowout”, caused by a small pocket of gas. As a result, Chevron released the rig and suspended drilling while it modified its drilling plan to sidetrack the well. Drilling is currently expected to resume in July 2008. The Fund and Chevron are evaluating their options related to the economic prospects of Main Pass 30 well #3. The Fund has obtained estimates indicating its costs to complete the well, inclusive of a sidetrack, would be $4.4 million. The Fund carries control of well insurance, which will cover approximately $3.4 million of the anticipated cost of the sidetrack. The Fund has incurred $10.9 million of capital expenditures related to Main Pass 30 well #3. In the event the Fund elects not to proceed with the sidetrack, the Fund may not file an insurance claim, or, the claim may be greatly reduced. At this time, the amount of this reduced claim has not been estimated. It is expected that the Fund and project partners will make a decision regarding the status of this project and claim during the second quarter 2008.

Facilities

During 2007, the Fund completed its pipeline upgrade, which will be used by Main Pass 30 well #2, #3, #4 and #5. The total cost of the facilities upgrade was $4.4 million.

High Island 138

In March 2008, the Fund acquired a 12.5% working interest in the High Island 138 project, from LLOG Exploration Offshore, Inc. (“LLOG”), the operator. Through March 31, 2008, the Fund has spent $1.6 million related to this property, for which the total estimated budget is $5.8 million. Results for this project are expected in May 2008.

Results of Operations

The following review of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended
	March 31,
	2008	2007

	(in thousands)
Revenue
Oil and gas revenue	$2,047	$3,242

Expenses
Depletion and amortization	1,514	2,017
Dry-hole costs	(123)	111
Management fees to affiliate	652	655
Operating expenses	536	316
General and administrative expenses	128	112

Total expenses	2,707	3,211

(Loss) income from operations	(660)	31
Other income
Interest income	340	826

Net (loss) income	(320)	857
Other comprehensive income
Unrealized gain on marketable securities	181	—

Total comprehensive loss (income)	$(139)	$857

Oil and Gas Revenue. During the three months ended March 31, 2008, the Fund had two producing wells, Main Pass 30 well #1 and well #2, which came onto production in June 2006 and July 2007, respectively. Oil and gas revenue for the three months ended March 31, 2008 was $2.0 million, a $1.2 million decrease from the three months ended March 31, 2007. The reduction is attributable to a decrease in production and sales volumes totaling $1.5 million, partially offset by the impact of increased average prices totaling $0.4 million.

The Main Pass 30 wells produced approximately 2 thousand barrels of oil during the three months ended March 31, 2008. During the three months ended March 31, 2007, oil production was approximately 4 thousand barrels. Oil prices averaged approximately $95 during the three months ended March 31, 2008 compared to $55 per barrel during the three months ended March 31, 2007.

Natural gas production during the three months ended March 31, 2008 was approximately 205 thousand mcf compared to 397 thousand mcf, during the three months ended March 31, 2007. During the three months ended March 31, 2008, natural gas prices averaged approximately $9.00 per mcf compared to approximately $7.60 per mcf during the three months ended March 31, 2007.

Although there are two wells that have produced during the three months ended March 31, 2008, in late-February 2008, Main Pass 30 well #2 stopped flowing gas due to a mechanical problem. The Fund and the operator, Chevron, have been evaluating strategies to resume production and have employed low-cost attempts to remediate this issue, which have not proved successful. At March 31, 2008, the Fund and Chevron have approved a plan to resume production of the well. Chevron will perform an extensive maintenance effort to correct the problem, which is scheduled to begin during May 2008 and is expected to be completed in June 2008. Additionally, during the third quarter 2007, Main Pass 30 well #1 experienced lower volumes than expected, particularly of oil production, due to a minor mechanical issue. The volumes will continue to be lower than prior year until all five planned Main Pass 30 wells are developed.

Depletion and Amortization. Depletion and amortization for the three months ended March 31, 2008 was $1.5 million, a decrease of $0.5 million from the three months ended March 31, 2007. The decrease in depletion and amortization resulted from decreased production as discussed in Oil and Gas Revenue above.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. The following table summarizes dry-hole costs inclusive of plug and abandonment costs. During the three months ended March 31, 2008, the Main Pass 221 project received credits from the Operator based upon review and audit of the well costs.

	Three months ended
	March 31,
Lease Block	2008	2007

	(in thousands)
Main Pass 221	$(123)	$111

Management Fees. For the three months ended March 31, 2008 and 2007, the Fund incurred management fees of $0.7 million, representing 2.5% of total capital contributions, net of cumulative dry-hole costs incurred by the Fund. The fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.

Operating Expenses. Operating expenses represent the costs of operating and maintaining wells and related facilities, geological costs and accretion expense. For the three months ended March 31, 2008 and 2007, operating expenses were $0.5 million and $0.3 million, respectively. The increase is attributable to Main Pass 30 workover costs of $0.3 million partially offset by a reduction of $0.1 million of geological expense.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the schedule below.

	Three months ended
	March 31,
	2008	2007

	(in thousands)
Insurance	$60	$28
Accounting and legal fees	50	65
Trust fees and other	18	19

	$128	$112

Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager. Accounting and legal fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Trust fees represent bank fees associated with the management of the Fund’s investment portfolio in U.S. Treasury securities.

Interest Income. Interest income is comprised of interest earned on money market accounts and short-term U.S. Treasury securities. For the three months ended March 31, 2008, interest income was $0.3 million, a $0.5 million decrease from the three months ended March 31, 2007. The decrease was attributable to a reduction in interest rates during the three months ended March 31, 2008 coupled with a decrease in average outstanding balances earning interest due to property expenditures during the period.

Other Comprehensive Income. Other comprehensive income of $0.2 million is comprised of unrealized gains on available-for-sale marketable debt securities. During 2007, the Fund purchased long-term available-for-sale U.S. Treasury securities, which mature in February 2010.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities for the three months ended March 31, 2008 were $2.6 million primarily related to revenue received of $3.5 million and favorable working capital of $0.3 million, which is principally attributable to accrued workover costs related to Main Pass 30. These amounts were partially offset by management fees of $0.7 million, lease and other operating expenses of $0.5 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2007 were $3.3 million primarily related to revenue received of $3.7 million and interest income received of $0.6 million, partially offset by management fees of $0.7 million, lease and other operating expenses of $0.3 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows provided by investing activities for the three months ended March 31, 2008 were $1.2 million. Proceeds from the maturity of held-to-maturity investments were $37.8 million and proceeds from available-for-sale investments were $0.3 million. These receipts were partially offset by capital expenditures for oil and natural gas properties totaling $7.9 million and investments in U.S. Treasury securities totaling $29.0 million.

Cash flows used in investing activities for the three months ended March 31, 2007 were $18.3 million related to investments in U.S. Treasury securities of $18.2 million capital expenditures for oil and gas properties of $0.1 million.

Financing Cash Flows

Cash flows used in financing activities for the three months ended March 31, 2008 were $3.5 million related to distributions to the Manager and the shareholders.

Cash flows used in financing activities for the three months ended March 31, 2007 were $4.0 million related to distributions to the Manager and the shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of March 31, 2008, the Fund has commitments related to authorizations for expenditures totaling $5.9 million for properties. If the properties were to be successful, the Fund would make additional expenditures totaling $3.8 million related to the completion of these properties.

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

With respect to the payment of management fees, until one of the Fund’s projects begins producing, all or a portion of the management fee is paid generally from the interest or dividend income generated by the Fund’s development capital that has not been spent, although the management fee can be paid out of capital contributions. Such interest and/or dividend income is expected to be sufficient to cover Fund expenses, including the management fee. However in periods of declining interest rates, and as the Fund expends its capital on projects, interest and/or dividend income may not be sufficient, which would require the Fund to use capital contributions to fund such expenses. Generally, it can take anywhere from 18 to 24 months to bring a project to production. Once a well is on production, the management fee and fund expenses are paid from operating income. Over time, as a well produces, the Fund may recover a portion of or the entire management fee that may have been paid out of capital contributions.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at March 31, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between LLOG Exploration Offshore, Inc. and Ridgewood Energy Corporation as Manager for High Island 138.

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

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

Dated: May 8, 2008			RIDGEWOOD ENERGY Q FUND, LLC

	By:	/s/	ROBERT E. SWANSON

		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2008
	By:	/s/	KATHLEEN P. MCSHERRY

		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)