Form 10-Q
period 2008-06-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2008-08-06
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

Shares of LLC Membership Interest

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒ No 0

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no market for the shares. As of August 6, 2008 there are 830.5577 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$3,880	$8,427
Short-term investments in marketable securities	19,235	37,711
Production receivable	44	1,556
Other current assets	232	102

Total current assets	23,391	47,796
Long-term investment in marketable securities	9,646	—
Salvage fund	1,106	1,091
Oil and gas properties:
Unproved properties	16,720	10,839
Proved properties	34,670	34,657
Less: accumulated depletion and amortization	(14,783)	(13,141)

Total oil and gas properties, net	36,607	32,355

Total assets	$70,750	$81,242

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$2,953	$7,433
Accrued expenses payable	77	69

Total current liabilities	3,030	7,502
Asset retirement obligations	189	184

Total liabilities	3,219	7,686

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Distributions	(3,432)	(2,912)
Retained earnings	1,737	1,968

Manager’s total	(1,695)	(944)

Shareholders:
Capital contributions (1,335 shares authorized; 830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(19,445)	(16,500)
Accumulated deficit	(20,336)	(17,967)

Shareholders’ total	69,186	74,500

Accumulated other comprehensive income	40	—

Total members’ capital	67,531	73,556

Total liabilities and members’ capital	$70,750	$81,242

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue
Oil and gas revenue	$224	$1,375	$2,271	$4,617

Expenses
Depletion and amortization	128	822	1,642	2,839
Dry-hole costs	(2)	(26)	(125)	85
Management fees to affiliate (Note 6)	653	653	1,305	1,308
Operating expenses	1,641	210	2,177	526
General and administrative expenses	309	398	437	510

Total expenses	2,729	2,057	5,436	5,268

(Loss) income from operations	(2,505)	(682)	(3,165)	(651)
Other income
Interest income	225	834	565	1,660

Net (loss) income	(2,280)	152	(2,600)	1,009
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(141)	—	40	—

Total comprehensive (loss) income	$(2,421)	$152	$(2,560)	$1,009

Manager Interest
Net (loss) income	$(337)	$20	$(231)	$350

Shareholder Interest
Net (loss) income	$(1,943)	$132	$(2,369)	$659
Net (loss) income per share	$(2,339)	$159	$(2,852)	$793

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2008	2007

Cash flows from operating activities
Net (loss) income	$(2,600)	$1,009
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depletion and amortization	1,642	2,839
Dry-hole costs	(125)	85
Accretion expense	5	2
Amortization of premium	158	—
Interest earned on marketable securities	(543)	(691)
Changes in assets and liabilities:
Decrease in production receivable	1,512	981
Decrease in other current assets	77	81
Increase in due to operators	1,442	10
Increase in accrued expenses payable	8	270

Net cash provided by operating activities	1,576	4,586

Cash flows from investing activities
Capital expenditures for oil and gas properties	(11,691)	(1,579)
Proceeds from held-to-maturity investments	37,813	18,455
Investment in held-to-maturity securities	(19,001)	—
Investment in available-for-sale securities	(9,764)	(18,225)
Interest reinvested in salvage fund	(15)	(16)

Net cash used in investing activities	(2,658)	(1,365)

Cash flows from financing activities
Distributions	(3,465)	(6,928)

Net cash used in financing activities	(3,465)	(6,928)

Net decrease in cash and cash equivalents	(4,547)	(3,707)
Cash and cash equivalents, beginning of period	8,427	49,055

Cash and cash equivalents, end of period	$3,880	$45,348

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

The Fund was organized to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.

The Manager performs, or arranges for the performance of, the management and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

2. Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times bank deposits may be in excess of federally insured limits. At June 30, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by $3.7 million and $5.2 million, respectively. The Fund maintains bank deposits with accredited financial institutions.

Investments in Marketable Securities
At times the Fund may purchase investments comprised of U.S. Treasury Bills and Notes. These investments are considered short-term when their maturities, when purchased, are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months. The Fund currently has short-term investments that are classified as held-to-maturity. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. At June 30, 2008 and December 31, 2007, the Fund had held-to-maturity investments totaling $19.2 million and $37.7 million, respectively. The held-to-maturity investments held at June 30, 2008 mature in July 2008.

The Fund currently has long-term investments, which mature in February 2010, that are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value. The following table is a summary of long-term, available-for-sale investments at June 30, 2008:

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value

	(in thousands)
Available-for-Sale
U.S Treasury notes
June 30, 2008	$9,606	$40	$9,646

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Unrealized gains or losses for available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund
Pursuant to the Fund’s LLC Agreement, the Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. At June 30, 2008 and December 31, 2007, the Fund had held-to-maturity investments within its salvage fund totaling $1.1 million. The held-to-maturity investment held within the salvage fund at June 30, 2008 matures in February 2012.

Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

Oil and Gas Properties
Investments in oil and gas properties are operated by unaffiliated entities (“Operators”) who are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures relating to the wells are advanced and billed by Operators through authorization for expenditures.

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of crude oil and gas, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized. The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and gas properties are depleted by the unit-of-production method.

At June 30, 2008 amounts recorded in due to operators totaling $1.4 million related to capital expenditures for oil and gas property. These amounts were paid during the third quarter of 2008.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest. The Fund is also required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to Operators for working interests and expenditures. As drilling costs are incurred, the advances are transferred to unproved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The table below presents changes for the six months ended June 30, 2008 and the year ended December 31, 2007.

	June 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of period	$184	$79
Liabilities incurred	—	99
Liabilities settled	—	—
Accretion expense	5	6

Balance - End of period	$189	$184

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs
Direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers are reflected as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances
Oil and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other non-current liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production. Gas imbalances are reflected as adjustments to estimates of proved gas reserves and future cash flows. At June 30, 2008 and December 31, 2007, there were no oil or natural gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and natural gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset. The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset. During the three and six months ended June 30, 2008 and 2007, no impairments have been recorded.

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

3. Recent Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No.162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 will be effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Fund does not expect the adoption of SFAS No. 162 will have a material impact on its financial condition or results of operation.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No.157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 had originally been effective for financial statements issued for fiscal years beginning after November 15, 2007, however the FASB has agreed on a one year deferral for all non-financial assets and liabilities. On January 1, 2008, the Fund adopted SFAS No. 157 for financial assets and liabilities. See Note 7 for related disclosure.

4. Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.

The following table reflects the net changes in unproved properties for the six months ended June 30, 2008 and the year ended December 31, 2007. As of June 30, 2008, the Fund had no capitalized exploratory well costs greater than one year.

	June 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of the period	$10,839	$450
Additions to capitalized exploratory well costs pending the determination of proved reserves	5,881	20,080
Reclassifications to proved properties based on the determination of proved reserves	—	(9,691)
Capitalized exploratory well costs charged to dry-hole costs	—	—

Balance - End of the period	$16,720	$10,839

Capitalized costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the three and six months ended June 30, 2008, Main Pass 221/222 received credits from its operator upon review and audit of the well’s costs.

5. Distributions

Distributions to shareholders are allocated in proportion to the number of shares held.

The Manager will determine whether available cash from operations, as defined in the Fund’s LLC Agreement, is to be distributed. Such distributions will be allocated 85% to the shareholders and 15% to the Manager, as required by the Fund’s LLC Agreement.

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

The Fund made distributions to the Fund’s shareholders during the six months ended June 30, 2008 and 2007 totaling $2.9 million and $5.9 million, respectively. The Fund made distributions to the Manager during the six months ended June 30, 2008 and 2007 totaling $0.5 million and $1.0 million, respectively.

6. Related Parties

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for each of the three and six months ended June 30, 2008 and June 30, 2007 were $0.7 million and $1.3 million, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At June 30, 2008 and December 31, 2007, there were no such amounts payable or receivable.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments

At June 30, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, investments in marketable securities, salvage fund, production receivable and accrued expenses approximate fair value.

In accordance with SFAS No. 157, the Fund’s available-for-sale investments are measured utilizing Level 1 inputs, which include quoted prices in active markets.

8. Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2008, the Fund had committed to spend an additional $23.3 million relating to the properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and the Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At June 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

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

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly. The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators (“Operators”) for the management of all exploration, development and producing operations, as appropriate. The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of five wells, three that have been determined to be successful, one that are currently drilling, and one that was determined to be a dry-hole.

Successful Projects/Currently Drilling
Emerald Project
In March 2008, the Fund acquired a 12.5% working interest in the Emerald project, from LLOG Exploration Offshore, Inc. (“LLOG”), the operator. The Emerald project was determined to be a commercial success in May 2008. Completion efforts are ongoing and production is expected during the second quarter 2009. Through June 30, 2008, the Fund has spent $5.4 million related to this property, for which the total estimated budget is $24.8 million, which includes the drilling of two additional wells.

Main Pass 30
The Fund acquired a 45.0% working interest from the operator, Chevron U.S.A., Inc. (“Chevron”). During the second quarter, the Fund and Chevron have revised the number of wells for this project from five to three.

Well #1
The first well in the Main Pass 30 project, (“Main Pass 30 well #1) began production in June 2006 and is currently producing at significantly reduced rates from prior year. The Fund and Chevron believe that there are substantial reserves remaining for this well, however, they will not evaluate a re-completion effort until the well stops producing from its current zones. See further discussion in “Results of Operations – Oil and Gas Revenue”. The Fund has spent $18.1 million related to this property.

Well #2
The second well in the Main Pass 30 project (“Main Pass 30 well #2”) began drilling in May 2007 and was determined to be a commercial discovery during the second quarter of 2007. Production commenced on this property in July 2007. In February 2008, Main Pass 30 well #2 stopped flowing gas due to a mechanical problem. Chevron is in the process of removing and replacing the tubing to facilitate the flow of natural gas and oil. This process commenced in May 2008 and is expected to be completed in late-August. At June 30, 2008, the Fund incurred $1.7 million of operating expenses related to these maintenance activities. At June 30, 2008, the total capitalized cost of this property was $12.0 million.

Well #3
The third well in the Main Pass 30 project (“Main Pass 30 well #3”) began drilling in October 2007. The Fund expected drilling results for this project in December 2007, however, during drilling Chevron encountered a mechanical problem, or underground “blowout”, caused by a small pocket of gas. Drilling is currently expected to resume in September 2008, upon the completion of the Main Pass 30 well #2 maintenance activities described above. The Fund carries control of well insurance, which will cover approximately $6.6 million of the anticipated cost of the sidetrack. The Fund has incurred $11.3 million of capital expenditures at June 30, 2008. In the event the Fund elects not to proceed with the sidetrack, the Fund may not file an insurance claim, or, the claim may be greatly reduced. At this time, the amount of this reduced claim has not been estimated. It is expected that the Fund and project partners will make a decision regarding the status of this project and claim during the third quarter 2008.

The Fund expects to spend an additional $3.9 million related to Main Pass 30 wells #1, #2 and #3.

Facilities
During 2007, the Fund completed its pipeline upgrade, which will be used by Main Pass 30 well #2 and #3. The total cost of the facilities upgrade was $4.4 million.

Results of Operations

The following review of operations for the three and six months ended June 30, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

	(in thousands)
Revenue
Oil and gas revenue	$224	$1,375	$2,271	$4,617

Expenses
Depletion and amortization	128	822	1,642	2,839
Dry-hole costs	(2)	(26)	(125)	85
Management fees to affiliate	653	653	1,305	1,308
Operating expenses	1,641	210	2,177	526
General and administrative expenses	309	398	437	510

Total expenses	2,729	2,057	5,436	5,268

(Loss) income from operations	(2,505)	(682)	(3,165)	(651)
Other income
Interest income	225	834	565	1,660

Net (loss) income	(2,280)	152	(2,600)	1,009
Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(141)	—	40	—

Total comprehensive (loss) income	$(2,421)	$152	$(2,560)	$1,009

Oil and Gas Revenue. During the three and six months ended June 30, 2008, the Fund had two producing wells, Main Pass 30 well #1 and well #2, which came onto production in June 2006 and July 2007, respectively. Oil and gas revenue for the three months ended June 30, 2008 was $0.2 million, a $1.2 million decrease from the three months ended June 30, 2007. The decrease is attributable to a decrease in production and sales volumes totaling $1.3 million partially offset by the impact of increased average prices totaling $0.1 million.

The Fund’s wells produced minimal amounts of oil during the three months ended June 30, 2008. During the three months ended June 30, 2007, oil production was approximately 1 thousand barrels. The Fund’s oil prices averaged approximately $113 per barrel during the three months ended June 30, 2008 compared to $64 per barrel during the three months ended June 30, 2007.

Natural gas production during the three months ended June 30, 2008 was approximately 18 thousand mcf compared to 170 thousand mcf, during the three months ended June 30, 2007. During the three months ended June 30, 2008, the Fund’s natural gas prices averaged $12.43 per mcf compared to $7.99 per mcf during the three months ended June 30, 2007.

Oil and gas revenue for the six months ended June 30, 2008 was $2.3 million, a $2.3 million decrease from the six months ended June 30, 2007. The decrease is attributable to a decrease in production and sales volumes totaling $2.8 million partially offset by the impact of increased average prices totaling $0.5 million.

The Fund’s wells produced approximately 2 thousand barrels of oil during the six months ended June 30, 2008 compared to 4 thousand barrels during the six months ended June 30, 2007. The Fund’s oil prices averaged approximately $95 per barrel during the six months ended June 30, 2008 compared to $57 per barrel during the six months ended June 30, 2007.

Natural gas production during the six months ended June 30, 2008 was approximately 223 thousand mcf compared to 567 thousand mcf, during the six months ended June 30, 2007. During the six months ended June 30, 2008, the Fund’s natural gas prices averaged $9.32 per mcf compared to $7.71 per mcf during the six months ended June 30, 2007.

The decrease in sales volumes for both the three and six months ended June 30, 2008 was principally attributable to substantially reduced production for Main Pass 30 well #1 and the maintenance efforts on Main Pass 30 well #2. Main Pass 30 well #2 is expected to resume production in late-August 2008. Main Pass 30 well #1 will be evaluated for possible re-completion once the well stops producing from its current zone.

Depletion and Amortization. Depletion and amortization for the three and six months ended June 30, 2008, was $0.1 million and $1.6 million, respectively. For the three and six months ended June 30, 2007, depletion and amortization was $0.8 million and $2.8 million, respectively. The decrease in depletion and amortization resulted from decreased production as discussed in Oil and Gas Revenue above.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. During the three and six months ended June 30, 2008 and 2007, dry-hole costs incurred by the Fund were related to the Main Pass 221/222 project. The Fund received credits from the Operator based upon review and audit of the well costs.

Management Fees to Affiliate. For each of the three and six months ended June 30, 2008 and June 30, 2007, the Fund incurred management fees of $0.7 million and $1.3 million, respectively, representing 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. The management fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.

Operating Expenses. Operating expenses represent the costs of operating and maintaining wells and related facilities, geological costs and accretion expense. For the three and six months ended June 30, 2008, operating expenses were $1.6 million and $2.2 million, respectively. For the three and six months ended June 30, 2007, operating expenses were $0.2 million and $0.5 million, respectively. The increase is attributable to Main Pass 30 well #2 workover costs of $1.7 million.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the schedule below.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

	(in thousands)
Insurance	$218	$317	$278	$345
Accounting fees	75	59	125	124
Trust fees and other	16	22	34	41

	$309	$398	$437	$510

Insurance expense represents premiums related to well control insurance, which varies dependent upon drilling activity, and directors and officers liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and natural gas funds managed by the Manager. Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. For the three months ended June 30, 2008, interest income was $0.2 million, a $0.6 million decrease from the three months ended June 30, 2007. For the six months ended June 30, 2008, interest income was $0.6 million, a $1.1 million decrease from the six months ended June 30, 2007. The decrease was attributable to a reduction in interest rates during the three and six months ended June 30, 2008 coupled with a decrease in average outstanding balances earning interest due to ongoing capital expenditures.

Unrealized (Loss) Gain on Marketable Securities. During 2008, the Fund purchased long-term available-for-sale U.S. Treasury securities, which mature in February 2010. Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized. The Fund recorded an unrealized loss of $0.1 million during the three months ended June 30, 2008 and an unrealized gain of $40 thousand during the six months ended June 30, 2008. For the three and six months ended June 30, 2007 there was no unrealized gain or loss on marketable securities.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2008 were $1.6 million primarily related to revenue received of $3.8 million and interest income received of $0.2 million. These amounts were partially offset by management fees of $1.3 million, lease operating expenses paid of $0.7 million and general and administrative expenses of $0.4 million.

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

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2008 were $2.7 million. Proceeds from the maturity of held-to-maturity investments were $37.8 million. These receipts were partially offset by capital expenditures for oil and natural gas properties totaling $11.7 million and investments in held-to-maturity securities totaling $19.0 million and investments in available-for-sale securities totaling $9.8 million. Additionally, in the six months ended June 30, 2008, the Fund increased its salvage fund investments by $15 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the six months ended June 30, 2007 were $1.4 million, primarily related to investment in U.S. Treasury securities of $18.2 million and capital expenditures for oil and gas properties of $1.6 million, partially offset by proceeds from the maturity of US Treasury securities of $18.4 million. Additionally, in the six months ended June 30, 2007, the Fund increased its salvage fund investments by $16 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2008 were $3.5 million related to distributions to the Manager and the shareholders.

Cash flows used in financing activities for the six months ended June 30, 2007 were $6.9 million related to distributions to the Manager and the shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of June 30, 2008, the Fund had commitments related to participation agreements totaling $23.3 million for properties.

When the Manager makes a decision for participation in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated. If the exploratory well is deemed a dry-hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, including management fees and capital expenditures, with existing cash on-hand, short-term investments and related income earned. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders, net of cumulative dry-hole and related well costs incurred.

With respect to the payment of management fees, until one of the Fund’s projects begins producing, all or a portion of the management fee is paid generally from the interest or dividend income generated by the Fund’s development capital that has not been spent, although the management fee can be paid out of capital contributions. Such interest and/or dividend income is expected to be sufficient to cover Fund expenses, including the management fee. However in periods of declining interest rates, and as the Fund expends its capital on projects, interest and/or dividend income may not be sufficient, which would require the Fund to use capital contributions to fund such expenses. Generally, it can take anywhere from 18 to 24 months to bring a project to production. Once a well is on production, the management fee and fund expenses are paid from operating income. Although the management fee can be paid out of capital contributions, this is not the Fund’s intent.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at June 30, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between LLOG Exploration Offshore, Inc. and Ridgewood Energy Corporation as Manager for Emerald Project. (previously filed)

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).

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

Dated: August 6, 2008			RIDGEWOOD ENERGY Q FUND, LLC

	By:	/s/	ROBERT E. SWANSON

		Name:	Robert E. Swanson
		Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2008
	By:	/s/	KATHLEEN P. McSHERRY

		Name:	Kathleen P. McSherry
		Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)