Form 10-Q
period 2008-09-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2008-10-31
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

There is no market for the shares. As of October 30, 2008 there are 830.5577 shares outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$12,091	$8,427
Short-term investments in marketable securities	5,013	37,711
Production receivable	—	1,556
Insurance receivable	3,953	—
Other current assets	184	102

Total current assets	21,241	47,796
Long-term investment in marketable securities	9,637	—
Salvage fund	1,113	1,091
Oil and gas properties:
Advances to operators for working interests and expenditures	327	—
Unproved properties	7,543	10,839
Proved properties	21,956	34,657
Less: accumulated depletion and amortization	(14,823)	(13,141)

Total oil and gas properties, net	15,003	32,355

Total assets	$46,994	$81,242

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$1,895	$7,433
Accrued expenses payable	111	69

Total current liabilities	2,006	7,502
Asset retirement obligations	390	184

Total liabilities	2,396	7,686

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Distributions	(3,432)	(2,912)
Retained earnings	1,015	1,968

Manager’s total	(2,417)	(944)

Shareholders:
Capital contributions (1,335 shares authorized; 830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(19,445)	(16,500)
Accumulated deficit	(42,622)	(17,967)

Shareholders’ total	46,900	74,500

Accumulated other comprehensive income	115	—

Total members’ capital	44,598	73,556

Total liabilities and members’ capital	$46,994	$81,242

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue
Oil and gas revenue	$53	$4,527	$2,324	$9,144

Expenses
Impairment of proved properties	19,579	—	19,579	—
Workover expenses	2,670	—	4,372	—
Depletion and amortization	40	2,702	1,682	5,541
Dry-hole costs	31	1	(94)	86
Management fees to affiliate (Note 6)	653	653	1,958	1,961
Operating expenses	131	138	606	664
General and administrative expenses	130	120	567	630

Total expenses	23,234	3,614	28,670	8,882

(Loss) income from operations	(23,181)	913	(26,346)	262
Other income
Interest income	173	752	738	2,412

Net (loss) income	(23,008)	1,665	(25,608)	2,674
Other comprehensive income
Unrealized gain on marketable securities	75	—	115	—

Total comprehensive (loss) income	$(22,933)	$1,665	$(25,493)	$2,674

Manager Interest
Net (loss) income	$(722)	$525	$(953)	$875

Shareholder Interest
Net (loss) income	$(22,286)	$1,140	$(24,655)	$1,799
Net (loss) income per share	$(26,833)	$1,373	$(29,685)	$2,166

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities
Net (loss) income	$(25,608)	$2,674
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Impairment of proved properties	19,579	—
Depletion and amortization	1,682	5,541
Dry-hole costs	(94)	86
Accretion expense	8	4
Amortization of premium	242	—
Interest earned on marketable securities	(374)	(1,053)
Changes in assets and liabilities:
Decrease (increase) in production receivable	1,556	(474)
(Increase) decrease in other current assets	(82)	127
Increase in due to operators	1,143	25
Increase in accrued expenses payable	42	12

Net cash (used in) provided by operating activities	(1,906)	6,942

Cash flows from investing activities
Payments to operators for working interests and expenditures	(166)	—
Capital expenditures for oil and gas properties	(14,085)	(12,324)
Proceeds from held-to-maturity investments	57,073	37,134
Investment in held-to-maturity securities	(24,001)	(55,131)
Investment in available-for-sale securities	(9,764)	—
Interest reinvested in salvage fund	(22)	(37)

Net cash provided by (used in) investing activities	9,035	(30,358)

Cash flows from financing activities
Distributions	(3,465)	(8,304)

Net cash used in financing activities	(3,465)	(8,304)

Net increase (decrease) in cash and cash equivalents	3,664	(31,720)
Cash and cash equivalents, beginning of period	8,427	49,055

Cash and cash equivalents, end of period	$12,091	$17,335

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Purpose

The Ridgewood Energy Q Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on August 16, 2005 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated as of September 6, 2005 by and among Ridgewood Energy Corporation (the “Manager”), and the shareholders of the Fund. The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the annual financial statements and the notes thereto for the year ended December 31, 2007 included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents

All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times bank deposits may be in excess of federally insured limits. At September 30, 2008 and December 31, 2007, bank balances, inclusive of salvage fund, exceeded federally insured limits by $4.0 million and $5.2 million, respectively. At September 30, 2008, $3.2 million of the Fund’s uninsured balances were invested in money market accounts that invest solely in U.S. Treasury Bills and Notes. The Fund maintains bank deposits with accredited financial institutions.

Effective October 3, 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million.

Investments in Marketable Securities

At times the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities, when purchased, are greater than three months and one year or less, and long-term when their maturities are in excess of twelve months. The Fund currently has short-term investments that are classified as held-to-maturity. Held-to-maturity securities are those investments that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value. At September 30, 2008 and December 31, 2007, the Fund had held-to-maturity investments totaling $5.0 million and $37.7 million, respectively. The held-to-maturity investments held at September 30, 2008 mature in February 2009.

The Fund currently has long-term investments, which mature in February 2010, that are classified as available-for-sale. Available-for-sale securities are carried in the financial statements at fair value. The following table is a summary of long-term, available-for-sale investments at September 30, 2008:

	Amortized Cost	Gross Unrealized Gains	Fair Value

		(in thousands)
Available-for-Sale
U.S Treasury notes
September 30, 2008	$9,522	$115	$9,637

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Unrealized gains or losses for available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund

The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for dismantling production platforms and facilities, plugging and abandoning the wells and removing the platforms, facilities and wells after their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2008 and December 31, 2007, the Fund had held-to-maturity investments within its salvage fund totaling $1.1 million. The held-to-maturity investment held within the salvage fund at September 30, 2008 matures in February 2012.

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

At September 30, 2008 amounts recorded in due to operators totaling $0.7 million related to capital expenditures for oil and gas property. These amounts were principally paid during the fourth quarter of 2008.

Advances to Operators for Working Interests and Expenditures

The Fund’s acquisition of a working interest in a well or a project may require it to make a payment to the seller for the Fund’s right, title and interest. The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to Operators for working interests and expenditures. As drilling costs are incurred, the advances are transferred to unproved properties.

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The table below presents changes for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	September 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of period	$184	$79
Liabilities incurred	198	99
Liabilities settled	—	—
Accretion expense	8	6

Balance - End of period	$390	$184

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs

Syndication costs are direct costs associated with offering the Fund’s shares including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances

Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

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

Impairment of Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets”, long-lived assets, such as oil and gas properties, are evaluated when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying values of long-lived assets to the estimated future undiscounted cash flows attributable to the asset.  The impairment loss recognized is the excess of the carrying value over the future discounted cash flows attributable to the asset or the estimated fair value of the asset.

During the three and nine months ended September 30, 2008, the Fund recorded an impairment loss of $19.6 million related to its investment in the Main Pass 30 field. In February 2008, Main Pass 30 well #2 stopped flowing gas due to a mechanical problem. During the second and third quarters, the Operator completed a workover process at a cost of $4.4 million that has not proved successful and the Fund and the Operator have elected to plug and abandon this well. As a result, in accordance with SFAS No. 144, the Fund determined that the Main Pass 30 field was impaired and recorded an impairment loss totaling $19.6 million. At September 30, 2008, the unamortized remaining balance of the Main Pass 30 field’s proved properties, which excludes Main Pass 30 well #3 as it is currently drilling, is $0.4 million. For the three and nine months ended September 30, 2007, no impairments were recorded.

The fair value used in the impairment calculation was based upon futures pricing at the date of the calculation. In determining the fair value, the Manager relies upon a number of factors including reserve data and futures pricing of oil and gas as of the date of calculation. There are inherent uncertainties related to these factors and judgments in applying them to the impairment analysis. Reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measured in an exact manner. The reserve estimates are based upon the quality of available data and engineering and geological interpretation and judgment. Revisions to estimated reserves may result from actual production, results of future development and exploration activities, prevailing oil and gas prices, operating costs and other factors. Changes to these factors and judgments may result in additional impairments.

Depletion and Amortization

Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of- production method. Proved developed reserves are used as the base for depleting the cost of successful exploratory drilling and development costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting, or amortizing, leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

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

The following table reflects the net changes in unproved properties for the nine months ended September 30, 2008 and the year ended December 31, 2007. As of September 30, 2008, the Fund had no capitalized exploratory well costs greater than one year.

	September 30, 2008	December 31, 2007

	(in thousands)
Balance - Beginning of the period	$10,839	$450
Additions to capitalized exploratory well costs pending the determination of proved reserves	6,061	20,080
Reclassifications to proved properties based on the determination of proved reserves	(5,404)	(9,691)
Capitalized exploratory well costs adjusted	(3,953)	—

Balance - End of the period	$7,543	$10,839

Capitalized exploratory well costs adjusted represents costs of $4.0 million that were reclassified to insurance receivable, related to the Main Pass 30 well #3 insured loss. See Note 8 for additional discussion.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the nine months ended September 30, 2008, the Main Pass 221 project received credits from the Operator based upon review and audit of the well costs. Dry-hole costs, inclusive of credits, are detailed in the table below.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007

	(in thousands)
Main Pass 221	$31	$1	$(94)	$86

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

The Fund made distributions to the Fund’s shareholders during the nine months ended September 30, 2008 and 2007 totaling $2.9 million and $7.1 million, respectively. The Fund made distributions to the Manager during the nine months ended September 30, 2008 and 2007 totaling $0.5 million and $1.2 million, respectively.

6.        Related Parties

The Fund’s LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager receives an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for each of the three and nine months ended September 30, 2008 and 2007 were $0.7 million and $2.0 million, respectively.

From time to time, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At September 30, 2008 and December 31, 2007, there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and gas projects with other entities that are likewise managed by the Manager.

7.        Fair Value of Financial Instruments

At September 30, 2008 and December 31, 2007, the carrying value of cash and cash equivalents, investments in marketable securities, salvage fund, production receivable and accrued expenses approximate fair value.

In accordance with SFAS No. 157, the Fund’s available-for-sale investments are measured utilizing Level 1 inputs, which include quoted prices in active markets.

8.        Commitments and Contingencies

Capital Commitments

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had committed to spend an additional $19.0 million related to its investment properties.

Environmental Considerations

The exploration for and development of oil and gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Operators are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2008 and December 31, 2007, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage

The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon earnings and financial position. Moreover, insurance is obtained as a package covering all of the Manager’s investment programs. Claims made by other such programs can reduce or eliminate insurance for the Fund.

At September 30, 2008, an insurance claim was filed by the Fund related to Main Pass 30 well #3. Drilling on this well commenced in October 2007. In December 2007, the Fund encountered a mechanical problem, or underground “blowout”, caused by a small pocket of gas. The Fund expects the losses relative to this insured event to total $9.0 million at completion. During the third quarter 2008, the Fund filed a claim for $4.5 million related to insured costs incurred through September 30, 2008. The Fund expects to spend an additional $14.4 million to complete the drilling of this well, of which an additional $5.0 million is expected to be reimbursed by the Fund’s insurer. At September 30, 2008 an insurance recovery receivable of $4.0 million has been recorded by the Fund relative to this claim, net of its $0.5 million insurance deductible. The Fund records receivables for insured losses when the expected insurance proceeds are probable and reasonably estimable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this quarterly report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy Q Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and gas, the cost and availability of equipment, and changes in governmental regulations. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 16, 2005 to acquire interests primarily in oil and gas projects located in the U.S. waters of the Gulf of Mexico. Ridgewood Energy Corporation, (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management and control of Fund operations. The Fund’s primary investment objective is to generate cash flow for distribution to the Fund’s shareholders through participation in oil and gas exploration and development projects in the Gulf of Mexico.

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

Business Update

The Fund owns working interests and has participated in the drilling of six wells, two that are currently drilling or scheduled to drill, one well that was determined to be a dry hole, and three wells that have been determined to be successful. During the third quarter 2008, the Fund elected to abandon one of its wells as detailed in the Main Pass 30 discussion below.

Recent hurricane activity in the Gulf of Mexico has not caused material damage to any of the Fund’s wells or facilities. However, damage to certain pipelines, coastal refineries and gas processing plants have caused them to be shut-down for several weeks or months. Accordingly, certain of the Fund’s producing properties generated little or no revenue during the month of September.

Future Projects

Neptune Project

In July 2008, the Fund acquired a 6.0% interest in the Neptune Project, an exploratory well, which is operated by Newfield Exploration Company (“Newfield”). This project is expected to begin drilling in November 2008 and results are expected in February 2009. Through September 30, 2008, the Fund has spent $0.3 million on this well, for which the total estimated budget is $4.0 million.

Successful Projects

Emerald Project

In March 2008, the Fund acquired a 12.5% working interest in the Emerald project, from LLOG Exploration Offshore, Inc. (“LLOG”), the operator. The Emerald project was determined to be a commercial success in May 2008 and has been completed. The Operator is currently constructing facilities and related infrastructure and production is expected during the first quarter 2009. Through September 30, 2008, the Fund has spent $6.6 million related to this property, for which the total estimated budget is $12.6 million, which includes the drilling of two additional wells.

Main Pass 30

The Fund acquired a 45.0% working interest from the operator, Chevron U.S.A., Inc. (“Chevron”). During the second quarter, the Fund and Chevron have revised the number of wells for this project from five to three. The total cost of the three wells in the Main Pass 30 field through September 30, 2008 is $42.1 million, inclusive of facilities upgrades.

Well #1/Well #2

The first well in the Main Pass 30 project, (“Main Pass 30 well #1) began production in June 2006 and is currently producing at a substantially reduced rate. In order to improve the flowrate of production, the Fund and Chevron believe a re-completion effort would be required however there are no plans to expend additional capital on this well.

The second well in the Main Pass 30 project (“Main Pass 30 well #2”) began drilling in May 2007 and was determined to be a commercial discovery during the second quarter of 2007. Production commenced on this property in July 2007. In February 2008, Main Pass 30 well #2 stopped flowing gas due to a mechanical problem. During the second and third quarters, Chevron completed a workover process, which removed and replaced the tubing in an effort to facilitate the flow of natural gas and oil. This workover effort has not proved successful and the Fund and Chevron have elected to plug and abandon this well.

As a result of this decision, the Fund determined that the Main Pass 30 field was impaired and recorded an impairment loss totaling $19.6 million. At September 30, 2008, the unamortized remaining balance of the Main Pass 30 field’s proved properties, which excludes Main Pass well #3, is $0.4 million.

Well #3

The third well in the Main Pass 30 project (“Main Pass 30 well #3”) began drilling in October 2007. The Fund expected drilling results for this project in December 2007, however, during drilling Chevron encountered a mechanical problem, or underground “blowout”, caused by a small pocket of gas. At September 30, 2008, an insurance claim has been filed by the Fund totaling $4.5 million, of which the Fund expects to recover $4.0 million, net of the $0.5 million insurance deductible. Drilling is currently expected to resume in November 2008 upon availability of a drilling rig. The Fund has obtained estimates indicating its total costs to complete the well, inclusive of a sidetrack, would be $9.4 million, net of estimated insurance recoveries. At September 30, 2008, the Fund has spent $7.5 million related to this well, excluding amounts expended related to the insured loss of control event.

Results of Operations

The following review of operations for the three and nine months ended September 30, 2008 and 2007 should be read in conjunction with the Fund’s financial statements and the notes thereto.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	(in thousands)

Revenue
Oil and gas revenue	$53	$4,527	$2,324	$9,144

Expenses
Impairment of proved properties	19,579	—	19,579	—
Workover expenses	2,670	—	4,372	—
Depletion and amortization	40	2,702	1,682	5,541
Dry-hole costs	31	1	(94)	86
Management fees to affiliate	653	653	1,958	1,961
Operating expenses	131	138	606	664
General and administrative expenses	130	120	567	630

Total expenses	23,234	3,614	28,670	8,882

(Loss) income from operations	(23,181)	913	(26,346)	262
Other income
Interest income	173	752	738	2,412

Net (loss) income	(23,008)	1,665	(25,608)	2,674
Other comprehensive income
Unrealized gain on marketable securities	75	—	115	—

Total comprehensive (loss) income	$(22,933)	$1,665	$(25,493)	$2,674

Oil and Gas Revenue. During the three and nine months ended September 30, 2008, the Fund had two producing wells, Main Pass 30 well #1 and well #2, which came onto production in June 2006 and July 2007, respectively. Oil and gas revenue for the three months ended September 30, 2008 was $53 thousand, a $4.5 million decrease from the three months ended September 30, 2007. The decrease is principally attributable to a decrease in production and sales volumes.

The Fund’s wells had no oil production or revenue during the three months ended September 30, 2008. During the three months ended September 30, 2007, oil production was approximately 15 thousand barrels. The Fund’s oil prices averaged $76 per barrel during the three months ended September 30, 2007.

The Fund’s wells’ gas production during the three months ended September 30, 2008 was approximately 6 thousand mcf compared to 516 thousand mcf, during the three months ended September 30, 2007. During the three months ended September 30, 2008, the Fund’s gas prices averaged $9.51 per mcf compared to $6.53 per mcf during the three months ended September 30, 2007.

Oil and gas revenue for the nine months ended September 30, 2008 was $2.3 million, a $6.8 million decrease from the nine months ended September 30, 2007. The decrease is attributable to a decrease in production and sales volumes totaling $7.3 million partially offset by the impact of increased average prices totaling $0.5 million.

The Fund’s wells produced approximately 2 thousand barrels of oil during the nine months ended September 30, 2008 compared to 18 thousand barrels during the nine months ended September 30, 2007. The Fund’s oil prices averaged $95 per barrel during the nine months ended September 30, 2008 compared to $73 per barrel during the nine months ended September 30, 2007.

The Fund’s wells’ gas production during the nine months ended September 30, 2008 was approximately 229 thousand mcf compared to 1.1 million mcf, during the nine months ended September 30, 2007. During the nine months ended September 30, 2008, the Fund’s gas prices averaged $9.29 per mcf compared to $7.16 per mcf during the nine months ended September 30, 2007.

The decrease in sales volumes for both the three and nine months ended September 30, 2008 was principally attributable to ongoing workover efforts on Main Pass 30 well #2. See also “Business Update – Main Pass 30” for further discussion.

Impairment of Proved Properties. During the three and nine months ended September 30, 2008, the Fund determined that the Main Pass 30 field was impaired and has recorded an impairment loss totaling $19.6 million. See also “Business Update – Main Pass 30” for further discussion. For the three and nine months ended September 30, 2007, no impairments were recorded.

The fair value used in the impairment calculation was based upon futures pricing at the date of the calculation. In determining the fair value, the Manager relies upon a number of factors including reserve data and futures pricing of oil and gas as of the date of calculation. There are inherent uncertainties related to these factors and judgments in applying them to the impairment analysis. Reservoir engineering is a subjective process of estimating underground accumulations of gas and oil that cannot be measured in an exact manner. The reserve estimates are based upon the quality of available data and engineering and geological interpretation and judgment. Revisions to estimated reserves may result from actual production, results of future development and exploration activities, prevailing oil and gas prices, operating costs and other factors. Changes to these factors and judgments may result in additional impairments.

Workover Expenses. Workover expenses for the three and nine months ended September 30, 2008 were $2.7 million and $4.4 million, respectively. These costs are related to Main Pass 30 well #2, which experienced a mechanical problem and required a workover to remove and replace tubing in an effort to facilitate the flow of gas and oil. See also “Business Update – Main Pass 30” for further discussion.

Depletion and Amortization. Depletion and amortization for the three months ended September 30, 2008 and 2007 were $40 thousand and $2.7 million, respectively. For the nine months ended September 30, 2008 and 2007, depletion and amortization was $1.7 million and $5.5 million, respectively. The decrease in depletion and amortization resulted from decreased production for the Main Pass 30 field as discussed in Oil and Gas Revenue above.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or gas in sufficient quantities to justify completion of the well. The following table summaries dry-hole costs inclusive of plug and abandonment costs and credits. During the nine months ended September 30, 2008, the Main Pass 221 project received credits from the Operator based upon review and audit of the well costs.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2008	2007	2008	2007

	(in thousands)
Main Pass 221	$31	$1	$(94)	$86

Management Fees to Affiliate. For each of the three and nine months ended September 30, 2008 and 2007, the Fund incurred management fees of $0.7 million and $2.0 million, respectively, representing 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. The management fee, payable monthly to the Manager, is for expenses associated with overhead incurred by the Manager for its ongoing management, administrative and advisory services. Such overhead expenses include but are not limited to rent, payroll and benefits for employees of the Manager, and other administrative costs.

Operating Expenses. Operating expenses represent the costs of operating and maintaining wells and related facilities costs, geological costs and accretion expense, as detailed in the schedule below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	(in thousands)
Lease operating expenses	$128	$136	$455	$547
Geological costs	—	—	143	113
Accretion expense	3	2	8	4

Total operating expenses	$131	$138	$606	$664

Lease operating expenses for the three and nine months ended September 30, 2008 and 2007 were related to the onset of production of Main Pass well #1 and well #2. Geological costs for the three and nine months ended September 30, 2008 related to geological surveys for the Emerald project. Geological costs for the nine months ended September 30, 2007 related to the Main Pass 30 well #2 platform.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the schedule below.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

	(in thousands)
Accounting fees	$87	$40	$212	$164
Insurance	28	60	306	405
Trust fees and other	15	20	49	61

Total general and administrative expenses	$130	$120	$567	$630

Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees of the Fund. Insurance expense represents premiums related to producing well and well control insurance, which varies dependent upon the number of wells producing and/or drilling and directors and officers’ liability policy, which is allocated by the Manager to the Fund based on capital raised by the Fund to total capital raised by all oil and gas funds managed by the Manager. Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. For the three months ended September 30, 2008, interest income was $0.2 million, a $0.6 million decrease from the three months ended September 30, 2007. For the nine months ended September 30, 2008, interest income was $0.7 million, a $1.7 million decrease from the nine months ended September 30, 2007. The decreases were attributable to a reduction in interest rates during the three and nine months ended September 30, 2008 coupled with a decrease in average outstanding balances earning interest due to ongoing capital expenditures.

Unrealized Gain on Marketable Securities. During 2008, the Fund purchased long-term available-for-sale U.S. Treasury securities, which mature in February 2010. Unrealized gains related to the securities’ change in fair value are recorded in other comprehensive income until realized. The Fund recorded an unrealized gain of $75 thousand and $0.1 million during the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007 there was no unrealized gain or loss on marketable securities.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows used in operating activities for the nine months ended September 30, 2008 were $1.9 million, which were primarily related to management fees of $2.0 million, workover expenses paid of $3.2 million, operating expenses paid of $0.6 million and general and administrative expenses of $0.6 million. These amounts were partially offset by revenue received of $3.9 million and interest income received of $0.5 million.

Cash flows provided by operating activities for the nine months ended September 30, 2007 were $6.9 million, primarily related to revenue receipts of $8.7 million and interest income received of $1.6 million, partially offset by management fees of $2.0 million, operating expenses of $0.7 million, general and administrative expenses of $0.6 million, and unfavorable working capital of $0.1 million.

Investing Cash Flows

Cash flows provided by investing activities for the nine months ended September 30, 2008 were $9.0 million. Proceeds from the maturity of held-to-maturity investments were $57.1 million. These receipts were partially offset by capital expenditures for oil and gas properties, inclusive of advances, totaling $14.3 million, investments in held-to-maturity securities totaling $24.0 million and investments in available-for-sale securities totaling $9.8 million. Additionally, the Fund increased its salvage fund investments by $22 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the nine months ended September 30, 2007 were $30.4 million, primarily related to investments in held-to-maturity securities of $55.1 million and capital expenditures for oil and gas properties of $12.3 million, partially offset by proceeds from the maturity of held-to-maturity investments of $37.1 million. Additionally, the Fund increased its salvage fund investments by $37 thousand, which consisted of the interest earned on this account.

Financing Cash Flows

Cash flows used in financing activities for the nine months ended September 30, 2008 were $3.5 million related to distributions to the Manager and the shareholders.

Cash flows used in financing activities for the nine months ended September 30, 2007 were $8.3 million related to distributions to the Manager and the shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple offshore operating agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of September 30, 2008, the Fund had commitments related to participation agreements totaling $19.0 million for properties.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, including management fees and capital expenditures, with existing cash on-hand, short-term investments and income earned therefrom. The Manager is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders, net of cumulative dry-hole and related well costs incurred.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2008 and December 31, 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at September 30, 2008 and December 31, 2007 other than those discussed in “Estimated Capital Expenditures” above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2008.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT

10.1	Participation Agreement between LLOG Exploration Offshore, Inc. and Ridgewood Energy Corporation as Manager for Emerald Project. (previously filed)
10.2	Participation Agreement between Newfield Exploration Company and Ridgewood Energy Corporation as Manager for Neptune Project.
31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).
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

Dated:	October 30, 2008			RIDGEWOOD ENERGY Q FUND, LLC

		By:	/s/	ROBERT E. SWANSON

			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	October 30, 2008
		By:	/s/	KATHLEEN P. McSHERRY

			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)