Form 10-K
period 2008-12-31
RIDGEWOOD ENERGY Q FUND LLC
filed 2009-03-26
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-51927

RIDGEWOOD ENERGY Q FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	84-1689138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

947 Linwood Avenue, Ridgewood, NJ 07450
(Address of principal executive offices) (Zip code)

(800) 942-5550
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

There is no market for the shares of LLC Membership Interest in the Fund. As of March 25, 2009 there are 830.5577 shares outstanding.

RIDGEWOOD ENERGY Q FUND, LLC
2008 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) and the documents Ridgewood Energy Q Fund, LLC (the “Fund”) has incorporated by reference into this Annual Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will likely result,” and similar expressions. Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

WHERE YOU CAN GET MORE INFORMATION

The Fund files annual, quarterly and current reports and certain other information with the Securities and Exchange Commission (“SEC”). Persons may read and copy any materials the Fund files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Eastern Time. Information may be obtained from the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

PART I

ITEM 1.  BUSINESS

Overview

The Fund is a Delaware limited liability company (“LLC”) formed on August 16, 2005 to acquire interests primarily in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico.

The Fund initiated its private placement offering on September 6, 2005, selling whole and fractional shares of LLC membership interest (“Shares”), primarily at $150 thousand per whole Share. There is no public market for the Shares and one is not likely to develop. In addition, the Shares are subject to material restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Fund’s limited liability company agreement (the “LLC Agreement”) and applicable federal and state securities laws.  The private placement offering was terminated on December 30, 2005. The Fund raised $123.0 million, and after payment of $19.6 million in offering fees, commissions and investment fees, the Fund had $103.4 million for investments and operating expenses. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for additional discussion.

Manager

Ridgewood Energy Corporation (the “Manager”) or (“Ridgewood Energy”) was founded in 1982 by Robert E. Swanson. The Manager has direct and exclusive control over the management of the Fund’s operations. With respect to project investment, the Manager locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made. This includes review of existing title documents, reserve information, and other technical specifications regarding a project, and review and preparation of participation agreements and other agreements relating to an investment.

The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.

The Fund is required to pay all other expenses it may incur, including insurance premiums, expenses of preparing and printing periodic reports for shareholders and the SEC, commission fees, taxes, outside legal, accounting and consulting fees, litigation expenses and other expenses. The Fund is required to reimburse the Manager for all such expenses paid on its behalf.

As compensation for their services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for the years ended December 31, 2008 and 2007 were $2.5 million and $2.6 million, respectively. Additionally, the Manager is entitled to receive a 15% interest in cash distributions made by the Fund. For the years ended December 31, 2008 and 2007, the Manager was paid distributions totaling $0.5 million and $2.0 million, respectively.

Business Strategy

The Fund’s primary investment objective is to generate cash for distribution to the Fund’s shareholders through the acquisition of “working interests” in the exploration, production and sale of oil and natural gas. Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion, subject to available cash from operations, reserve requirements and Fund operations. A “working interest” is a percentage of ownership in an oil and natural gas lease granting its owner the right to explore, drill and produce oil and natural gas from projects on that lease block. The Fund tries to focus on projects that have significant reserve potential and are projected to have the shortest time period from investment to first production. The Fund does not operate these projects, and although it has a vote, it is not in control of the schedule pursuant to which its projects are developed and completed. Working interest owners are obligated to pay a corresponding percentage of the cost of leasing, drilling, producing and operating a well. After royalties are paid, the working interest also entitles its owner to share in production revenues with other working interest owners, based on the percentage of working interest owned.

By virtue of its acquisition of working interests in various leases, the Fund invests and participates in exploration and production of oil and natural gas projects in leases located in the waters of the Gulf of Mexico on the Outer Continental Shelf (“OCS”). These activities are governed by the Outer Continental Shelf Lands Act (“OCSLA”) enacted in 1953 and administered by the Mineral Management Services (“MMS”). The Fund generally looks to invest in working interests that have been proposed by larger independent oil and natural gas companies seeking to minimize their risks by selling a portion of their interest in the working interest. These investments may require the Fund to pay a disproportionate part of the drilling costs on the exploratory well of a project than its working interest would otherwise require. This is called a promote, which is common in the oil and natural gas exploration industry. In addition, notwithstanding the sale of an interest to the Fund, the seller may retain a right for some period of time to payments from sales of oil and natural gas production from a well or project. This is called an overriding interest, which is also common in this industry. Notwithstanding any such promote or overriding interest, the Fund invests in projects that it believes contain sufficient commercial quantities of oil or natural gas and which are near (i) existing oil or natural gas gathering and processing infrastructure and (ii) developed markets where the Fund can sell its oil or natural gas.

For potential project investments, the Manager reviews reserve analyses provided by the operators. The Manager employs individuals in its Houston, Texas office that can perform significant analysis of the operator’s information. However, if necessary, the Fund may retain independent engineers to review the operator’s reserve analysis and/or conduct an independent review. For producing properties, the Manager engages independent petroleum engineers to examine and provide reserve estimates on the Fund’s behalf.

Once the Manager determines that a particular project (i.e., working interest in a lease block) is an appropriate investment for the Fund, the Manager enters into a participation agreement and a joint operating agreement with the other working interest owners in a lease. Pursuant to the participation agreements and operating agreements, proposals and decisions are made based on percentage ownership approvals.

The Manager, on behalf of the Fund, and other working interest owners retain the right to make proposals involving certain operational matters associated with a project. This limits the operator’s inclination to act on its own or against the interests of the other working interest owners of the project. In accordance with the Manager’s working interest, the Manager reviews, discusses and consents to the details of the drilling plan, monitors progress under such plan, contributes ideas to the design of and budget for production facilities and then monitors the construction of those facilities. In addition, the Manager retains the right to review and audit the operator’s financial records related to the project to ensure the project is executed according to budget. Once a well is in production, the Manager continually monitors, evaluates and discusses the well production rate with the operator.

Manager’s Investment Committee and Investment Criteria

The Manager maintains an investment committee, consisting of six members, which provides operational, scientific and technical oil and gas expertise to the Fund. Five members of the investment committee are based out of the Manager’s Ridgewood, New Jersey office and one member of the investment committee is based out of the Manager’s Houston, Texas office. In considering projects, the investment committee and other members of the investment team evaluate each project against a list of factors that it believes will result in the selection of those projects that have the highest probability of success. These factors, in no particular order, include, but are not limited to (i) targeting projects that have or are expected to have operators with significant resources and experience in oil and natural gas exploration; (ii) targeting projects that have or are expected to have partners that also have significant resources and experience in oil and natural gas exploration; (iii) technical quality of the project including its geology, seismic profile, locational trends, and whether the project has potential for multiple prospects; (iv) oil or natural gas reserve potential; (v) whether and the extent to which the operator participates as a working interest owner in the project; (vi) economic factors, such as potential revenues from the project, the rate of return, and estimated time to first production; (vii) risk factors associated with exploration; (viii) existence of drilling rigs, platforms and other infrastructure, at or nearby the project; (ix) proposed drilling schedule; (x) terms of the proposed transaction, including contractual restrictions and obligations and lease term; and (xi) overall cost of the project.

Properties

The Fund owns working interests and has participated in the drilling of six wells, two that are currently drilling, one well that has been determined to be successful, one that was determined to be a dry hole, and two that have been fully depleted.

Lease Block	Working Interest	Operator	Off-shore Location in Gulf of Mexico	Target Depth	Drilling Risk (b)	Total Spent Through December 31, 2008

				(feet)	(in thousands)
Currently Drilling
Neptune Project	6.00%	Newfield	Louisiana	17,300	$2,720	$1,602
Main Pass 30 Well #3	45.00%	Chevron	Louisiana	13,500	$11,100	$9,514
Successful Projects
Emerald Project	12.50%	LLOG	Texas	17,000	N/A	$7,543
Dry Holes (Date determined dry) (a)
Main Pass 221/222 (April 2006)	35.00%	Chevron	Louisiana	19,700	N/A	$18,435
Fully Depleted
Main Pass 30 Well #1 (December 2008)	45.00%	Chevron	Louisiana	14,100	N/A	$18,127
Main Pass 30 Well #2 (December 2008)	45.00%	Chevron	Louisiana	13,500	N/A	$16,716

(a)	Dry-hole costs represent costs incurred for wells that have been drilled but do not have commercially productive quantities of oil and/or natural gas reservoirs and have been plugged and abandoned.

(b)	Drilling risk represents the prospective estimated dry-hole, leasehold and sunk costs, as applicable.

Currently Drilling
Neptune Project

In July 2008, the Fund acquired a 6.0% working interest in the Neptune Project, an exploratory well, from Newfield Exploration Company (“Newfield”), the operator. The Neptune Project began drilling in December 2008 and results are expected in April 2009. Through December 31, 2008, the Fund has spent $1.6 million related to this well, for which the total estimated budget is $4.4 million.

Main Pass 30
Well #3

During 2006, the Fund acquired a 45.0% working interest in Main Pass 30 from Chevron U.S.A., Inc. (“Chevron”), the operator. The Fund has participated in the drilling of three wells in the Main Pass 30 lease block.

The third well in the Main Pass 30 project (“Main Pass 30 well #3”) began drilling in October 2007. The Fund expected drilling results for this project in December 2007, however, during drilling Chevron encountered a mechanical problem, or underground “blowout”, caused by a small pocket of gas. During the year ended December 31, 2008, the Fund had filed an insurance claim for the costs associated with bringing the underground flow under control, the remedial costs to sidetrack the well, and redrilling costs whereby the total estimated recovery is $9.0 million, net of the $0.5 million insurance deductible. At December 31, 2008, the Fund recorded a $3.2 million insurance receivable for the insurable amounts incurred, which was collected in the first quarter 2009. Drilling resumed on the sidetrack in March 2009 and results are expected in April 2009. The Fund expects to incur total costs of $18.9 million related to the drilling and completion of this well, net of insurance recoveries, of which $9.5 million has been incurred through December 31, 2008.

Successful Projects
Emerald Project

In March 2008, the Fund acquired a 12.5% working interest in the Emerald Project, from LLOG Exploration Offshore, Inc. (“LLOG”), the operator. The Emerald Project was determined to be a commercial success in May 2008 and has commenced production in February 2009. Through December 31, 2008, the Fund has spent $7.5 million related to this project, for which the total estimated budget is $13.3 million, which includes the drilling of two additional wells.

Fully Depleted
Main Pass 30
Well #1/Well #2

The first well in the Main Pass 30 project, (“Main Pass 30 well #1) began production in June 2006. This well produced through the third quarter 2008 at a substantially reduced rate from its prior years’ production. The Fund and Chevron determined that a re-completion would be required to access the remaining reserves, however the costs of such re-completion were determined to be un-economical. At December 31, 2008, the Fund’s independent petroleum engineers, Ryder Scott Company, L.P., reported that there were no remaining commercial reserves for this well.

The second well in the Main Pass 30 project (“Main Pass 30 well #2”) began drilling in May 2007 and was determined to be a commercial discovery during the second quarter of 2007. Production commenced on this property in July 2007. In February 2008, Main Pass 30 well #2 stopped flowing gas due to a mechanical problem. During 2008, Chevron completed a workover process, which removed and replaced the tubing in an effort to facilitate the flow of natural gas and oil. This workover effort was not successful and the Fund and Chevron elected to plug and abandon this well.

As a result, the Fund determined that the producing properties of the Main Pass 30 field were impaired and recorded impairment expenses totaling $20.3 million during the year ended December 31, 2008.

Working Interest in Oil and Natural Gas Leases

Existing projects, and future projects, if any, are expected to be located in the waters of the Gulf of Mexico offshore from Texas, Louisiana and Alabama on the OCS. The OCSLA, which was enacted in 1953, governs certain activities with respect to working interests and the exploration of oil and natural gas in the OCS. See further discussion under the heading “Regulation” in this Item 1. “Business”.

As part of the leasing activity and as required by the OCSLA, the leases auctioned include specified lease terms such as the length of the lease, the amount of royalty to be paid, lease cancellation and suspension, and, to a degree, the planned activities of exploration and production to be conducted by the lessee.

The winning bidder(s) at the lease sale, or the lessee(s), are given a lease by the MMS that grants such lessee(s) the exclusive right to conduct oil and natural gas exploration and production activities within a specific lease block, or working interest. Leases in the OCS are generally issued for a primary lease term of 5, 8 or 10 years depending on the water depth of the lease block. The 5-year lease term is for blocks in water depths generally less than 400 meters, 8 years for depths between 400 meters and 800 meters and 10 years for depths in excess of 800 meters. During this primary lease term, except in limited circumstances, lessees are not subject to any particular requirements to conduct exploratory or development activities. However, once a lessee drills a well and begins production, the lease term is extended for the duration of commercial production.

The lessee of a particular block, for the term of the lease, has the right to drill and develop exploratory wells and conduct other activities throughout the block. If the initial well on the block is successful, a lessee, or third-party operator for a project, may conduct additional geological studies and may determine to drill additional or development wells. If a development well is to be drilled in the block, each lessee owning working interests in the block must be offered the opportunity to participate in, and cover the costs of, the development well up to that particular lessee’s working interest ownership percentage.

Generally, working interests in an offshore natural gas lease under the OCSLA pay a 16.67% or 18.75% royalty to the MMS for shallow-water projects, dependent upon lease date, and a 12.5% royalty to the MMS for deepwater projects. Therefore, the net revenue interest of the holders of 100% of the working interest in the projects in which the Fund will invest is between 81.25% and 83.33% of the total revenue for shallow-water projects and 87.5% of the total revenue for deepwater projects, and, such net revenue amount my be further reduced by any other royalty burdens that apply to a lease block. However, as described below, the MMS has adopted royalty relief for existing OCS leases for those who drill deep oil and natural gas projects.

Mineral Management Services Deep Natural Gas Royalty Incentive

On January 26, 2004, the MMS promulgated a rule providing incentives for companies to increase deep oil and natural gas production in the Gulf of Mexico (the “Royalty Relief Rule”). Under the Royalty Relief Rule, lessees will be eligible for royalty relief on their existing leases if they drill and perforate wells for new and deeper reserves at depths greater than 15,000 feet subsea. In addition, an even larger royalty relief would be available for wells drilled and perforated deeper than 18,000 feet subsea. It should be noted that the Royalty Relief Rule does not extend to deep waters of the Gulf of Mexico off the continental shelf nor does it apply if the price of natural gas exceeds $10.37 Million British Thermal Units (“mmbtu”) adjusted annually for inflation. The Royalty Relief Rule is limited to leases in a water depth less than 656 feet, or 200 meters.

In addition to the Royalty Relief Rule promulgated by the MMS, the Deep Water Royalty Relief Act of 1995 (the “Deepwater Relief Act”) was enacted to promote exploration and production of natural gas and oil in the deepwater of the Gulf of Mexico and relieves eligible leases from paying royalties to the U.S. Government on certain defined amounts of deepwater production. The Deepwater Relief Act expired in the year 2000 but was extended by the MMS to promote continued interest in deepwater. For purposes of royalty relief, under the Deepwater Relief Act, the MMS defines deepwater as depths in excess of 656 feet (200 meters). In order for a lease to be eligible for royalty relief, under the Deepwater Relief Act, it must be located in the Gulf of Mexico and west of 87 degrees and 30 minutes West longitude (essentially the Florida-Alabama boundary).

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

Oil and Natural Gas Agreements

The Fund has entered into a short-term, month-to-month agreement with a third party marketer who is currently marketing and selling the Fund’s proportionate share of oil and natural gas to the public market.  The Fund is receiving market prices for the oil and natural gas it sells. All of the Fund’s current projects are near existing transportation infrastructure and pipelines. The Manager believes that it is likely that oil and natural gas from the Fund’s future projects will have access to pipeline transportation and can be marketed in a similar fashion.

Operator

The projects in which the Fund has invested are operated and controlled by unaffiliated third-party entities acting as operators. The operators are responsible for drilling, administration and production activities for leases jointly owned by working interest owners and act on behalf of all working interest owners under the terms of the applicable operating agreement. In certain circumstances, operators will enter into agreements with independent third-party subcontractors and suppliers to provide the various services required for operating leases. Currently, the Fund’s ongoing projects are operated by Chevron, LLOG, and Newfield.

Because the Fund does not operate any of the projects in which it has acquired an interest, shareholders not only bear the risk that the Manager will be able to select suitable projects, but also that once selected, such projects will be managed prudently, efficiently and fairly by the operators.

Insurance

The Manager has obtained hazard, property, general liability and other insurance in commercially reasonable amounts to cover its projects, as well as general liability and similar coverage for its business operations. However, there is no assurance that such insurance will be adequate to protect the Fund from material losses related to the projects. In addition, the Manager’s past practice has been to obtain insurance as a package that is intended to cover most, if not all, of the funds under its management. While the Manager believes it has obtained adequate insurance in accordance with customary industry practices, the possibility exists, depending on the extent of the incident, that insurance coverage may not be sufficient to cover all losses. In addition, depending on the extent, nature and payment of any claims to the Fund’s affiliates, yearly insurance limits may be exhausted and become insufficient to cover a claim made by the Fund in a given year.

Salvage Fund

As to projects in which the Fund owns a working interest, the Fund deposits in a separate interest-bearing account, or a salvage fund, which is in the nature of a sinking fund, cash to help provide for the Fund’s proportionate share of the cost of dismantling and removing production platforms and facilities and plugging and abandoning the projects, in accordance with applicable federal and state laws and regulations. There is no assurance that the salvage fund will have sufficient assets to meet these requirements and any unfunded expenses, and the Fund may be liable for such expenses. The Fund has deposited $1.0 million from capital contributions into a salvage fund, which, along with interest earned on this account, the Fund estimates to be sufficient to meet the Fund’s potential requirements. If the Manager determines the salvage fund will not be sufficient to cover the Fund’s proportionate share of expense, the Fund may transfer amounts from operating income to fund the deficit. Any portion of a salvage fund that remains after the Fund pays its share of the actual salvage costs will be distributed to the shareholders. There are no legal restrictions on the withdrawal or use of the salvage fund.

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

The Fund’s properties are located in the Gulf of Mexico; therefore its operations and cash flows may be significantly impacted by hurricanes and other inclement weather. Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies upon to transport and process the crude oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June 1st through November 30th. During hurricane season, the number and intensity of, and resulting damage from hurricanes in the Gulf of Mexico region could affect the gathering and processing infrastructure, drilling platforms or the availability or price of repair or replacement equipment. As a result, these factors may affect the supply and, consequently, the price of oil and natural gas resulting in an increase in price if supplies are reduced. However, even if commodity prices increase because of weather related shortages, the Fund may not be in a position to take immediate advantage of any such price increase if, as a result of such weather related incident, damage occurred to its projects, the gathering infrastructure or in the transportation network.

The Manager has experienced the range of possible interruptions in operations due to hurricanes from as little as no damage and no interruptions to significant damage and extended interruptions.  However, it is impossible to predict whether and to what extent hurricanes and damage may occur and to what projects.

Customers

All of the oil and natural gas production from the Fund’s producing properties is sold by a third party on the Fund’s behalf.  As a result, the Fund did not contract to sell oil and natural gas to customers.  Therefore, the Fund had no customers or any one customer upon which the Fund depends for more than ten percent (10%) of its revenue.

Energy Prices

Historically, the markets for and prices of crude oil and natural gas have been extremely volatile, and they are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of crude oil and natural gas with any certainty. Low commodity prices could have an adverse affect on the Fund’s future profitability. The Fund has not engaged in any price risk management programs or hedges to date.

Competition

Strong competition exists in the acquisition of oil and natural gas leases and in all sectors of the oil and natural gas exploration and production industry. Although the Fund does not compete for lease acquisitions from the MMS, it does compete with other companies for the acquisition of percentage ownership interests in oil and natural gas working interests in the secondary market.

In many instances, the Fund competes for projects with large independent oil and natural gas producers who generally have significantly greater access to capital resources, have a larger staff, and more experience in oil and natural gas exploration and production than the Fund. As a result, these larger companies are in a position that they could outbid the Fund for a project. However, because these companies are so large and have such significant resources, they tend to focus more on projects that are larger, have greater reserve potential, and cost significantly more to explore and develop. These larger projects increasingly tend to be projects in the deepwater areas of the Gulf of Mexico and the North Sea off the coast of Great Britain. However, the focus of these companies on larger projects does not necessarily mean that they will not investigate and/or acquire smaller projects in shallow waters for which the Fund typically competes. Many of these larger companies have participated in the auctions for lease blocks directly from the U.S. Government. In such cases, these companies obtain from the U.S. Government 100% of the leasehold of a particular lease block in the Gulf of Mexico. In order to obtain even more resources to invest in other larger and more expensive projects, they diversify current holdings, including projects they own in the shallow waters of the Gulf of Mexico, by selling off percentage interests in these lease blocks. As a result, very good projects in the shallow waters of the Gulf of Mexico become available. The Fund, therefore, has opportunities to acquire interests in these smaller, yet economically attractive projects.

Employees

The Fund has no employees as the Manager operates and manages the Fund.

Offices

The Manager’s principal executive offices are located at 947 Linwood Avenue, Ridgewood, NJ 07450, and its phone number is 800-942-5550. The Manager also leases additional office space at 11700 Old Katy Road, Houston, TX 77079. In addition, the Manager also maintains leases for other offices that are used for administrative purposes.

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

          Sales and Transportation of Oil and Natural Gas

The Fund sells its proportionate share of oil and natural gas to the market and receives market prices from such sales. These sales are not currently subject to regulation by any federal or state agency. However, in order for it to make such sales, the Fund is dependent upon unaffiliated pipeline companies whose rates, terms and conditions of transport are subject to regulation by the Federal Energy Regulatory Commission (“FERC”). The rates, terms and conditions are regulated by FERC pursuant to a variety of statutes including the OSCLA, the Natural Gas Policy Act and the Energy Policy Act of 1992. Generally, depending on certain factors, pipelines can charge rates that are either market-based or cost-of-service. In some circumstances, rates can be agreed upon pursuant to settlement. Thus, the rates that pipelines charge the Fund, although regulated, are beyond the Fund’s control. Nevertheless, such rates would apply uniformly to all transporters on that pipeline and, as a result, management does not anticipate that the impact to the Fund of any changes in such rates, terms or conditions would be materially different than the impact upon other oil or natural gas producers and marketers.

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

The OPA also requires a responsible party to submit proof of its financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. Under the OPA, parties responsible for offshore facilities must provide financial assurance of at least $35 million to address oil spills and associated damages. In certain limited circumstances, that amount may be increased to $150 million. As indicated earlier, the Fund has not been required to make any such showing to the MMS as the operators are responsible for such compliance. However, notwithstanding the operators’ responsibility for compliance, in the event of an oil spill, the Fund, along with the operators and other working interest owners, could be liable under the OPA for the resulting environmental damage.

          Clean Water Act. Generally, the Clean Water Act imposes liability for the unauthorized discharge of pollutants including petroleum products into the surface and coastal U.S. waters except in strict conformance with discharge permits issued by the federal (or state if applicable) agency. Regulations governing water discharges also impose other requirements, such as the obligation to prepare spill response plans. The Fund’s operators are responsible for compliance with the Clean Water Act although the Fund may be liable for any failure of the operators to do so.

          Federal Clean Air Act. The Federal Clean Air Act of 1970, as amended (the “Clean Air Act”), restricts the emission of certain air pollutants. Prior to constructing new facilities, permits may be required before work can commence and existing facilities may be required to incur additional capital costs to add equipment to ensure and maintain compliance. As a result, the Fund’s operations may be required to incur additional costs to comply with the Clean Air Act.

          Other Environmental Laws. In addition to the above, the Fund’s operations may be subject to the Resource Conservation and Recovery Act of 1976, as amended, which regulates the generation, transportation, treatment, storage, disposal and cleanup of certain hazardous wastes, as well as the Comprehensive Environmental Response, Compensation and Liability Act which imposes joint and several liability without regard to fault or legality of conduct on classes of persons who are considered responsible for the release of a hazardous substance into the environment.

The above represents a brief outline of the major environmental laws that may apply to the Fund’s operations. The Fund believes that its operators are in compliance with each of these environmental laws and the regulations promulgated thereunder. The Fund does not believe that the costs of complying with environmental laws, including federal, state and local laws will have a material adverse impact on its financial condition and/or operations.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The information regarding the Fund’s properties that is contained in Item 1. “Business” under the heading “Properties” of this Annual Report is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP (“Perelson”), in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson. Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554. Discovery is ongoing and no trial date has been set.

Legal costs related to this claim are borne by the Manager.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of the date of this filing, there were 1,344 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement. At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders. There is, however, no requirement to distribute available cash and as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. During the years ended December 31, 2008 and 2007, the Fund paid distributions totaling $3.5 million and $13.2 million, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Fund’s Business

The Fund was organized to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders through participation in oil and natural gas exploration and development projects in the Gulf of Mexico. Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. The Fund does not currently, nor is there any plan, to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. See also Item 1. “Business” for additional information regarding the projects of the Fund.

Revenues are subject to the markets for and prices of crude oil and natural gas, which have been extremely volatile, and are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of crude oil and natural gas with any certainty. Low commodity prices could have an adverse affect on the Fund’s future profitability.

Critical Accounting Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon its financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of its revenues and expenses during the periods presented.  The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and actual results may differ from these estimates and assumptions and such differences may have a material impact on the results of operations, financial position or cash flows.  See Note 2 of Notes to the Financial Statements – “Summary of Significant Accounting Policies” in Item 8. “Financial Statements and Supplementary Data” contained in this Annual Report for a discussion of the Fund’s significant accounting policies.

Accounting for Exploration and Development Costs

Exploration and production activities are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Annual lease rentals, exploration expenses and dry-hole costs are expensed as incurred. Costs of drilling and equipping productive wells and related production facilities are capitalized.

The costs of exploratory and developmental wells are capitalized pending determination of whether proved reserves have been found. Drilling costs remain capitalized after drilling is completed if (1) the well has found a sufficient quantity of reserves to justify completion as a producing well and (2) sufficient progress is being made in assessing the reserves and the economic and operating viability of the project. If either of those criteria is not met, or if there is substantial doubt about the economic or operational viability of the project, the capitalized well costs are charged to expense as dry-hole costs. Indicators of sufficient progress in assessing reserves and the economic and operating viability of a project include: commitment of project personnel; active negotiations for sales contracts with customers; negotiations with governments, operators and contractors; and firm plans for additional drilling and other factors.

Unproved Property

Unproved property is comprised of capital costs incurred for undeveloped acreage, wells and production facilities in progress and wells pending determination. These costs are initially excluded from the depletion base until the outcome of the project has been determined, or generally until it is known whether proved reserves will or will not be assigned to the property. The Fund assesses all items in its unproved property balance on an ongoing basis for possible impairment or reduction in value.

Proved Reserves

Annually, the Fund engages an independent petroleum engineer, Ryder Scott Company, L.P., to perform a comprehensive study of the Fund’s producing properties and dependent upon timing of discoveries, certain successful properties, to determine the quantities of reserves and the period over which such reserves will be recoverable. The Fund’s estimates of proved reserves are based on the quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Fund’s control. The estimation process is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation, and judgment. In addition, as a result of volatility and changing market conditions, commodity prices and future development costs will change from period to period, causing estimates of proved reserves and future net revenue to change. Estimates of proved reserves are key components of the Fund’s most significant financial estimates involving its rate for recording depreciation, depletion and amortization.

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, a liability is recognized for the present value of asset retirement obligations once reasonably estimable. The Fund capitalizes the associated asset retirement costs as part of the carrying amount of its proved properties. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.

Impairment of Long-Lived Assets

The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

Results of Operations

The following table summarizes the Fund’s results of operations for the years ended December 31, 2008 and 2007 and should be read in conjunction with the Fund’s financial statements and the notes thereto within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2008	2007

	(in thousands)

Revenue
Oil and gas revenue	$2,324	$13,159

Expenses
Impairment of proved properties	20,251	—
Workover expenses	4,949	—
Depletion and amortization	1,682	8,912
Dry-hole costs	(268)	366
Management fees to affiliate	2,461	2,616
Operating expenses	579	947
General and administrative expenses	636	936

Total expenses	30,290	13,777

Loss from operations	(27,966)	(618)
Other income
Interest income	855	3,055

Net (loss) income	(27,111)	2,437
Other comprehensive income
Unrealized gain on marketable securities	232	—

Total comprehensive (loss) income	$(26,879)	$2,437

Year ended December 31, 2008 compared to Year ended December 31, 2007

Overview. During the year ended December 31, 2008, the Fund had two producing wells, Main Pass 30 well #1 and well #2, which came onto production in June 2006 and July 2007, respectively.

As previously discussed in Item 1. “Business”, the producing properties of the Main Pass 30 field experienced mechanical issues during the third and fourth quarters of 2008. Accordingly, revenue and depletion and amortization were affected in 2008 during these periods.

Oil and Gas Revenue. Oil and gas revenue for the year ended December 31, 2008 was $2.3 million, a $10.8 million decrease from the year ended December 31, 2007. The decrease is principally attributable to a decrease in sales volumes totaling $11.3 million partially offset by an increase in the average prices totaling $0.5 million.

The Fund sold 2 thousand barrels of oil during the year ended December 31, 2008 compared to 29 thousand barrels during the year ended December 31, 2007. During the year ended December 31, 2008, the Fund’s oil prices averaged $95 per barrel compared to $77 per barrel during the year ended December 31, 2007.

The Fund sold 229 thousand mcf of natural gas during the year ended December 31, 2008 compared to 1.5 million mcf, during the year ended December 31, 2007. During the year ended December 31, 2008, the Fund’s gas prices averaged $9.25 per mcf compared to $7.30 per mcf during the year ended December 31, 2007.

The decrease in sales volumes for the year ended December 31, 2008 was principally attributable to mechanical issues with the Main Pass 30 well #1 and well #2, which produced at significantly reduced rates during the year ended December 31, 2008. These wells were ultimately determined to be fully depleted at December 31, 2008. See also Item 1. Business - “Properties – Main Pass 30” for further discussion.

Impairment of Proved Properties. During the year ended December 31, 2008, the Fund recorded impairments of $20.3 million due to the Fund’s determination that two of its wells, Main Pass 30 well #1 and well #2 were fully depleted, as their remaining reserves were no longer commercially recoverable.

Workover Expenses. Workover expenses for the year ended December 31, 2008 were $4.9 million related to Main Pass 30 well #2, which required a workover in an effort to facilitate the flow of gas and oil. These efforts proved unsuccessful and the Main Pass 30 wells were determined to be fully depleted at December 31, 2008. See also Item 1. Business “Properties – Main Pass 30” for further discussion.

Depletion and Amortization. For the years ended December 31, 2008 and 2007, depletion and amortization was $1.7 million and $8.9 million, respectively. The decrease in depletion and amortization resulted from decreased production for the Main Pass 30 field as discussed in Oil and Gas Revenue above.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or gas in sufficient quantities to justify completion of the well. During the year ended December 31, 2008, the Main Pass 221/222 project received credits from the operator based upon review and audit of the well costs. The following table summarizes dry-hole costs inclusive of plug and abandonment costs and credits.

	Year ended December 31,
Lease Block	2008	2007

	(in thousands)
Main Pass 221/222	$(268)	$366

Management Fees to Affiliate. For the years ended December 31, 2008 and 2007, the Fund incurred management fees of $2.5 million and $2.6 million, respectively, representing 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. See additional discussion in Item 1. “Business”.

Operating Expenses. Operating expenses include the costs of operating and maintaining wells and related facilities costs, geological costs and accretion expense as detailed in the table below.

	Year ended December 31,
	2008	2007

	(in thousands)
Lease operating expense	$425	$828
Geological costs	143	113
Accretion expense	11	6

Total operating expenses	$579	$947

Lease operating expenses for the years ended December 31, 2008 and 2007, were related to Main Pass 30 well #1 and well #2. Geological costs for the year ended December 31, 2008 and 2007 related to geological surveys for the Emerald project and Main Pass 30, respectively. Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the table below.

	Year ended December 31,
	2008	2007

	(in thousands)
Insurance expense	$324	$652
Accounting fees	250	200
Trust fees and other	62	84

Total general and administrative expenses	$636	$936

Insurance expense represents premiums related to producing well and well control insurance, which varies dependent upon the number of wells producing and/or drilling and director’s and officers’ liability insurance. Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund. Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income. Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. For the year ended December 31, 2008, interest income was $0.9 million, a $2.2 million decrease from the year ended December 31, 2007. The decrease was attributable to a reduction in average outstanding balances earning interest due to ongoing capital expenditures coupled with lower interest rates earned.

Unrealized Gain on Marketable Securities. During 2008, the Fund purchased a long-term available-for-sale U.S. Treasury note, which matures in February 2010. Unrealized gains related to the securities’ change in fair value are recorded in other comprehensive income until realized. The Fund recorded an unrealized gain of $0.2 million during the year ended December 31, 2008. For the year ended December 31, 2007 there was no unrealized gain or loss on marketable securities.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the year ended December 31, 2008 were $4.2 million, primarily related to workover expenses of $4.9 million, management fees of $2.5 million, operating expenses of $0.6 million and general and administrative expenses of $0.6 million. These amounts were partially offset by revenue received of $3.9 million and interest income receipts of $0.6 million.

Cash flows provided by operating activities for the year ended December 31, 2007 were $10.1 million, primarily related to revenue receipts of $13.0 million and interest income received of $1.7 million, partially offset by management fees of $2.6 million, operating expenses of $0.9 million, general and administrative expenses of $0.9 million, and unfavorable working capital of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the year ended December 31, 2008 were $5.7 million, primarily related to proceeds from the maturity of held-to-maturity investments of $57.1 million, partially offset by investments in held-to-maturity securities totaling $24.0 million, capital expenditures for oil and gas properties, inclusive of advances, totaling $17.6 million, and investments in available-for-sale securities totaling $9.8 million. Additionally, the Fund increased its salvage fund investments by $28 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the year ended December 31, 2007 were $37.5 million, primarily related to investments in held-to-maturity securities of $55.1 million and capital expenditures for oil and gas properties of $19.5 million, partially offset by proceeds from the maturity of held-to-maturity investments of $37.1 million. Additionally, the Fund increased its salvage fund investments by $49 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the year ended December 31, 2008 were $3.5 million related to distributions to the Manager and the shareholders.

Cash flows used in financing activities for the year ended December 31, 2007 were $13.2 million related to distributions to the Manager and the shareholders.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis. As of December 31, 2008, the Fund had committed to spend an additional $17.8 million related to its investment properties.

When the Manager makes a decision to participate a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated. If an exploratory well is deemed a dry-hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is more than likely, all the capital it will be able to obtain. The number of projects in which the Fund can invest will naturally be limited, and each unsuccessful project the Fund experiences will reduce its ability to generate revenue and exhaust its capital. Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees, and capital expenditures for its investment properties. Operations are funded utilizing operating income, existing cash on-hand, investments in marketable securities, and income earned therefrom.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income and interest income, although the management fee can be paid out of capital contributions; however, this is not the Fund’s intent.

Distributions, if any, are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of December 31, 2008 and 2007 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not discuss or negotiate any such contracts. No contractual obligations exist at December 31, 2008 and 2007 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Financial Statements – “Recent Accounting Standards” in Item 8. “Financial Statements and Supplementary Data” contained in this Annual Report for a discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements meeting the requirements of Regulation S-X and the supplementary financial information required by Item 302 of Regulation S-K are included in the financial statements listed in Item 15. “Exhibits, Financial Statement Schedules” and filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15(e) as of December 31, 2008. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting
Management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Fund’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008. In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework. Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2008, the Fund’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as Manager. The Manager has very broad authority, including the authority to appoint executive officers of the Fund. Executive officers of Ridgewood Energy and the Fund and their ages at December 31, 2008 are as follows:

Name, Age and Position with Registrant	Officer of Ridgewood Energy Corporation Since

Robert E. Swanson, 61
President and Chief Executive Officer	1982

W. Greg Tabor, 48
Executive Vice President and
Director of Business Development	2004

Robert L. Gold, 50
Executive Vice President	1987

Kathleen P. McSherry, 43
Executive Vice President and
Chief Financial Officer	2000

Daniel V. Gulino, 48
Senior Vice President and General Counsel	2003

Adrien Doherty, 56
Executive Vice President	2006

The officers in the above table have also been officers of the Fund since August 16, 2005, the date of inception of the Fund, with the exception of Mr. Doherty, who became an officer of the Fund in 2006. The officers are employed by and paid exclusively by the Manager. Set forth below are the names of, and certain biographical information regarding the executive officers of Ridgewood Energy and the Fund:

Robert E. Swanson has served as the President, Chief Executive Officer, sole director, and sole stockholder of Ridgewood Energy since its inception. Mr. Swanson is also the controlling member of Ridgewood Renewable Power, LLC and Ridgewood Capital Corporation, affiliates of Ridgewood Energy. Mr. Swanson has been President and registered principal of Ridgewood Securities Management, LLC and has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

W. Greg Tabor has served as the Executive Vice President and Director of Business Development for Ridgewood Energy since January 2004. Mr. Tabor was senior business development manager for El Paso Production Company from December 2001 to December 2003. From April 2000 to December 2001, Mr. Tabor was Vice President, Business Development for Madison Energy Advisors. Mr. Tabor is a graduate of the University of Houston.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that during the year ended December 31, 2008, all filing requirements applicable to its officers, directors and 10% beneficial owners were met.

ITEM 11. EXECUTIVE COMPENSATION

The executive officers of the Fund do not receive compensation from the Fund. The Manager, or its affiliates, compensates the officers without additional payments by the Fund. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding Manager compensation and payments to affiliated entities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of the shares as of March 25, 2009 (no person owns more than 5% of the shares) by:

•	each executive officer (there are no directors); and
•	all of the executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 830.5577 shares outstanding at March 25, 2009. Other than as indicated below, no officer of the Manager or the Fund owns any of the Fund’s Shares.

Name of beneficial owner	Number of shares	Percent

Robert E. Swanson, President and Chief Executive Officer (1)	3.0000	*
Executive officers as a group (1)	3.0000	*

* Represents less than one percent.
(1) Includes shares owned by Mr. Swanson’s family members and trusts, which he controls.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The LLC Agreement provides that the Manager render management, administrative and advisory services required for the Fund’s operation. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for the years ended December 31, 2008 and 2007 were $2.5 million and $2.6 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. For the years ended December 31, 2008 and 2007, the Manager was paid distributions totaling $0.5 million and $2.0 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At December 31, 2008 and 2007, there were no such amounts outstanding.

None of the compensation to be received by the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses, such as dry-hole costs, trust fees and depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2008 and 2007.

	Year ended December 31,
	2008	2007

	(in thousands)
Audit fees (1)	$130	$125

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2)	Financial Statement Schedules

None.

(a) (3)

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

3.1	Articles of Formation of Ridgewood Energy Q Fund, LLC dated August 16, 2005.	Incorporated by reference to the Fund’s Form 10 filed on April 21, 2006.

3.2	Limited Liability Company Agreement between Ridgewood Energy Corporation and Investors of Ridgewood Energy Q Fund, LLC dated September 6, 2005.	Incorporated by reference to the Fund’s Form 10 filed on April 21, 2006.

10.1	Participation Agreement between LLOG Exploration Offshore, Inc. and Ridgewood Energy Corporation as Manager for Emerald Project.	Incorporated by reference to the Fund’s Form 10-Q filed on May 8, 2008.

10.2	Participation Agreement between Newfield Exploration Company and Ridgewood Energy Corporation as Manager for Neptune Project.	Incorporated by reference to the Fund’s Form 10-Q filed on October 31, 2008.

23.1	Consent of Ryder Scott Company, L.P.	Filed herewith.

31.1	Certification of Robert E. Swanson, President and Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.

31.2	Certification of Kathleen P. McSherry, Executive Vice President and Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.

32

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, President and Chief Executive Officer of the Fund and Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund.

Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of Ridgewood Energy Q Fund, LLC:

We have audited the accompanying balance sheets of Ridgewood Energy Q Fund, LLC (the “Fund”) as of December 31, 2008 and 2007, and the related statements of operations and comprehensive (loss) income, changes in members’ capital, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridgewood Energy Q Fund, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey March 25, 2009

RIDGEWOOD ENERGY Q FUND, LLC
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$6,513	$8,427
Short-term investments in marketable securities	5,037	37,711
Production receivable	—	1,556
Insurance receivable	3,205	—
Other current assets	331	102

Total current assets	15,086	47,796

Long-term investment in marketable securities	9,670	—
Salvage fund	1,119	1,091
Oil and gas properties:
Advances to operators for working interests and expenditures	1,233	—
Unproved properties	9,883	10,839
Proved properties	7,684	34,657
Less: accumulated depletion and amortization	—	(13,141)

Total oil and gas properties, net	18,800	32,355

Total assets	$44,675	$81,242

LIABILITIES AND MEMBERS’ CAPITAL
Current liabilities:
Due to operators	$993	$7,433
Accrued expenses	78	69

Total current liabilities	1,071	7,502

Asset retirement obligations	392	184

Total liabilities	1,463	7,686

Commitments and contingencies (Note 8)
Members’ capital:
Manager:
Distributions	(3,432)	(2,912)
Retained earnings	845	1,968

Manager’s total	(2,587)	(944)

Shareholders:
Capital contributions (1,335 shares authorized; 830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(19,445)	(16,500)
Accumulated deficit	(43,955)	(17,967)

Shareholders’ total	45,567	74,500

Accumulated other comprehensive income	232	—

Total members’ capital	43,212	73,556

Total liabilities and members’ capital	$44,675	$81,242

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	December 31,
	2008	2007

Revenue
Oil and gas revenue	$2,324	$13,159

Expenses
Impairment of proved properties	20,251	—
Workover expenses	4,949	—
Depletion and amortization	1,682	8,912
Dry-hole costs	(268)	366
Management fees to affiliate (Note 6)	2,461	2,616
Operating expenses	579	947
General and administrative expenses	636	936

Total expenses	30,290	13,777

Loss from operations	(27,966)	(618)
Other income
Interest income	855	3,055

Net (loss) income	(27,111)	2,437
Other comprehensive income
Unrealized gain on marketable securities	232	—

Total comprehensive (loss) income	$(26,879)	$2,437

Manager Interest
Net (loss) income	$(1,123)	$1,265

Shareholder Interest
Net (loss) income	$(25,988)	$1,172
Net (loss) income per share	$(31,290)	$1,411

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
(in thousands, except share data)

	# of Shares	Manager	Shareholders	Other Comprehensive Income	Total

Balances, December 31, 2006	830.5577	$(222)	$84,586	$—	$84,364

Distributions		(1,987)	(11,258)	—	(13,245)
Net income		1,265	1,172	—	2,437

Balances, December 31, 2007	830.5577	(944)	74,500	—	73,556

Distributions		(520)	(2,945)	—	(3,465)
Net loss		(1,123)	(25,988)	—	(27,111)
Other comprehensive income		—	—	232	232

Balances, December 31, 2008	830.5577	$(2,587)	$45,567	$232	$43,212

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2008	2007

Cash flows from operating activities
Net (loss) income	$(27,111)	$2,437
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Impairment of proved properties	20,251	—
Depletion and amortization	1,682	8,912
Dry-hole costs	(268)	366
Accretion expense	11	6
Amortization of premium	326	—
Interest earned on marketable securities	(398)	(1,517)
Changes in assets and liabilities:
Decrease (increase) in production receivable	1,556	(187)
(Increase) decrease in other current assets	(229)	143
(Decrease) increase in due to operators	(8)	28
Increase (decrease) in accrued expenses	9	(40)

Net cash (used in) provided by operating activities	(4,179)	10,148

Cash flows from investing activities
Payments to operators for working interests and expenditures	(1,233)	—
Capital expenditures for oil and gas properties	(16,317)	(19,485)
Proceeds from held-to-maturity investments	57,073	37,134
Investment in held-to-maturity securities	(24,001)	(55,131)
Investment in available-for-sale securities	(9,764)	—
Interest reinvested in salvage fund	(28)	(49)

Net cash provided by (used in) investing activities	5,730	(37,531)

Cash flows from financing activities
Distributions	(3,465)	(13,245)

Net cash used in financing activities	(3,465)	(13,245)

Net decrease in cash and cash equivalents	(1,914)	(40,628)

Cash and cash equivalents, beginning of period	8,427	49,055

Cash and cash equivalents, end of period	$6,513	$8,427

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

The Manager has direct and exclusive control over the management of the Fund’s operations. With respect to project investments, the Manager locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages the contractual relations with outside custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

2. Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents. At times, bank deposits may be in excess of federally insured limits. At December 31, 2008 and 2007, bank balances exceeded federally insured limits by $1.3 million and $5.2 million, respectively. At December 31, 2008, $0.6 million of the Fund’s uninsured balances were invested in money market accounts that invest solely in U.S. Treasury bills and notes. Effective October 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits. Additionally, non-interest bearing deposits are fully insured during this period.

Investments in Marketable Securities
At times the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are in excess of one year. At December 31, 2008, the Fund had short-term, held-to-maturity investments totaling $5.0 million, which matured in February 2009. At December 31, 2007, the Fund had short-term, held-to-maturity investments totaling $37.7 million. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

The Fund also currently has long-term investments, which mature in February 2010, that are classified as available-for-sale. Available-for-sale investments are carried in the financial statements at fair value. The following table is a summary of long-term, available-for-sale investments at December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Fair Value

	(in thousands)
Available-for-Sale
U.S Treasury notes
December 31, 2008	$9,438	$232	$9,670

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income. Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At December 31, 2008, the Fund had held-to-maturity investments within its salvage fund totaling $1.1 million, which mature in February 2012.

Interest earned on the account will become part of the salvage fund. There are no restrictions on withdrawals from the salvage fund.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

The successful efforts method of accounting for oil and gas producing activities is followed. Acquisition costs are capitalized when incurred. Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred. The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves. If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense. Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of oil and gas, are capitalized. Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

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

As of December 31, 2008 and 2007 amounts recorded in due to operators totaling $0.9 million and $7.3 million, respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s right, title and interest. The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation. The Fund accounts for such payments as advances to operators for working interests and expenditures. As drilling costs are incurred, the advances are reclassified to unproved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The following table presents changes in asset retirement obligations for the years ended December 31, 2008 and 2007.

	2008	2007

	(in thousands)
Balance - January 1,	$184	$79
Liabilities incurred	141	99
Liabilities settled	—	—
Accretion expense	11	6
Revisions to previous estimates	56	—

Balance - December 31,	$392	$184

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs
Syndication costs are direct costs incurred by the Fund in connection with the offering of the Fund’s shares, including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when oil and gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the under produced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production.

As of December 31, 2008 and 2007, there were no material oil or gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period. If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred. Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur. During the year ended December 31, 2008, the Fund recorded impairments of $20.3 million due to the Fund’s determination that two of its properties, Main Pass 30 well #1 and well #2 were fully depleted, as their remaining reserves were determined to no longer be commercially recoverable.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of- production method. Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs. The sum of proved developed and proved undeveloped reserves is used as the base for depleting, or amortizing, leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

Income Taxes
No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses, such as dry-hole costs, trust fees and depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3. Recent Accounting Standards

In December 2008, the Securities and Exchange Commission (“SEC”) announced final approval of new requirements for reporting oil and gas reserves. The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations. The new rule is expected to be effective for fiscal years ending on or after December 31, 2009. The Fund has not yet evaluated the effects of these new requirements on its financial statements and disclosures.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No.162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS No. 162 will be effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Fund does not expect the adoption of SFAS No. 162 will have a material impact on its financial condition or results of operation.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option (i) is applied instrument by instrument, with a few exceptions; (ii) is irrevocable; and (iii) is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Fund did not elect to measure existing assets and liabilities at fair value on the date of adoption.

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

The following table reflects the net changes in unproved properties for the years ended December 31, 2008 and 2007. At December 31, 2008, the Fund had one property, Main Pass 30 well #3, with capitalized exploratory well costs greater than one year.

	2008	2007

	(in thousands)
Balance - January 1,	$10,839	$450
Additions to capitalized exploratory well costs pending the determination of proved reserves	8,863	20,080
Reclassifications to proved properties based on the determination of proved reserves	(6,614)	(9,691)
Capitalized exploratory well costs charged to dry-hole costs	—	—

Capitalized exploratory well costs adjusted	(3,205)	—

Balance - December 31,	$9,883	$10,839

Capitalized exploratory well costs adjusted represents costs of $3.2 million that were reclassified to insurance receivable, related to the Main Pass 30 well #3 insured loss. See Note 8 for additional discussion.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. During the year ended December 31, 2008, the Main Pass 221/222 project received credits from its operator based upon review and audit of the well costs. Dry-hole costs, inclusive of credits, are detailed in the table below.

	Year ended December 31,
Lease Block	2008	2007

	(in thousands)
Main Pass 221/222	$(268)	$366

5. Distributions

Distributions to shareholders are allocated in proportion to the number of shares held. Certain shares have early investment incentive and advance distribution rights, as defined in the LLC Agreement, totaling $10 thousand per share.

The Manager determines whether available cash from operations, as defined in the LLC Agreement, is to be distributed. Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement.

Available cash from dispositions, as defined in the LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions. After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.

During the year ended December 31, 2008, Manager and shareholders distributions totaled $0.5 million and $2.9 million, respectively. During the year ended December 31, 2007, Manager and shareholders distributions totaled $2.0 million and $11.3 million, respectively.

6. Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for the years ended December 31, 2008 and 2007 were $2.5 million and $2.6 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business. At December 31, 2008 and 2007, there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and gas projects with other entities that are likewise managed by the Manager.

7. Fair Value of Financial Instruments

At December 31, 2008 and 2007, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value due to their short-term nature. At December 31, 2008 and 2007, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.

8. Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of December 31, 2008, the Fund had committed to spend an additional $17.8 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and natural gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At December 31, 2008 and 2007, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage
The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage. The occurrence of an event that is not insured or not fully insured could have an adverse impact upon earnings and financial position. Moreover, insurance is obtained as a package covering all of the funds managed by the Manager. Claims made by other funds can reduce or eliminate insurance for the Fund.

During 2006, the Fund acquired a 45.0% working interest in Main Pass 30 from Chevron U.S.A., Inc. (“Chevron”), the operator. The Fund has participated in the drilling of three wells in the Main Pass 30 lease block.

The third well in the Main Pass 30 project (“Main Pass 30 well #3”) began drilling in October 2007. The Fund expected drilling results for this project in December 2007, however, during drilling Chevron encountered a mechanical problem, or underground “blowout”, caused by a small pocket of gas. During the year ended December 31, 2008, the Fund had filed an insurance claim for the costs associated with bringing the underground flow under control, the remedial costs to sidetrack the well, and redrilling costs whereby the total estimated recovery is $9.0 million, net of the $0.5 million insurance deductible. At December 31, 2008, the Fund recorded a $3.2 million insurance receivable for the insurable amounts incurred, which was collected in the first quarter 2009. Drilling resumed on the sidetrack in March 2009 and results are expected in April 2009. The Fund expects to incur total costs of $18.9 million related to the drilling and completion of this well, net of insurance recoveries, of which $9.5 million has been incurred through December 31, 2008.

Ridgewood Energy Q Fund, LLC
Supplementary Financial Information
Information about Oil and Gas Producing Activities - Unaudited

In accordance with Statement of Financial Accounting Standards No. 69, “Disclosures about Oil and Gas Producing Activities,” this section provides supplemental information on oil and gas exploration and producing activities of the Fund.

The Fund is engaged solely in oil and gas activities, all of which are currently located in the United States offshore waters of Louisiana and Texas in the Gulf of Mexico.

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2008	2007

	(in thousands)
Advances to operators for working interests and expenditures	$1,233	$—
Unproved properties	9,883	10,839
Proved properties	7,684	34,657

Total oil and gas properties	18,800	45,496
Accumulated depletion and amortization	—	(13,141)

Oil and gas properties, net	$18,800	$32,355

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities

	Year ended December 31,
	2008	2007

	(in thousands)
Exploratory drilling costs - capitalized	$6,765	$26,540
Developmental drilling costs- capitalized	1,196	—
Exploratory drilling costs - expensed	149	366
Geological costs	143	113

	$8,253	$27,019

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by an independent petroleum engineer, Ryder Scott Company, L.P., at December 31, 2008 and 2007. At December 31, 2008, the Fund had one non-producing property for which reserve data is based upon internal estimates. These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules. Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2008		December 31, 2007

	United States
	Oil (BBLS)	Gas (MCF)	Oil (BBLS)	Gas (MCF)

Proved developed reserves:
Beginning of year	40,351	2,815,000	44,899	2,719,677
Discoveries	9,837	3,172,500	36,473	1,903,333
Revisions of previous estimates	(38,227)	(2,585,715)	(12,243)	(311,696)
Production	(2,124)	(229,285)	(28,778)	(1,496,314)

End of year	9,837	3,172,500	40,351	2,815,000

Table IV - Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities

Summarized in the following table is information for the Fund with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves. Future cash inflows are computed by applying year-end prices of oil and gas relating to the Fund’s proved reserves to the year-end quantities of those reserves. Future production and development costs are derived based on current costs assuming continuation of existing economic conditions.

	December 31,
	2008	2007

	(in thousands)
Future estimated revenues	$19,399	$23,966
Future estimated production costs	(560)	(1,724)
Future estimated development costs	(2,555)	(3,150)

Future net cash flows	16,284	19,092
10% annual discount for estimated timing of cash flows	(3,439)	(1,867)

Standardized measure of discounted future estimated net cash flows	$12,845	$17,225

Table V - Changes in the Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2008	2007

	(in thousands)
Standardized measure beginning of the year	$17,225	$15,681
Sales of oil and gas production, net of production costs	(1,899)	(12,331)
Net changes in prices and production costs	4,890	4,356
Extensions, discoveries, and improved recovery and techniques, less related costs	12,845	14,617
Development costs incurred during the period	—	—
Revisions of previous reserve quantities estimate	(19,962)	(2,505)
Accretion of discount	1,723	1,193
Timing and other	(1,977)	(3,786)

Standardized measure end of the year	$12,845	$17,225

It is necessary to emphasize that the data presented should not be viewed as representing the expected cash flow from, or current value of, existing proved reserves as the computations are based on a large number of estimates. Reserve quantities cannot be measured with precision and their estimation requires many judgmental determinations and frequent revisions. The required projection of production and related expenditures over time requires further estimates with respect to pipeline availability, rates and governmental control. Actual future prices and costs are likely to be substantially different from the current price and cost estimates utilized in the computation of reported amounts. Any analysis or evaluation of the reported amounts should give specific recognition to the computational methods utilized and the limitation inherent therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY Q FUND, LLC

Date: March 25, 2009	By:	/s/ ROBERT E. SWANSON

Robert E. Swanson
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT E. SWANSON	President and Chief Executive Officer (Principal Executive Officer)
Robert E. Swanson		March 25, 2009

/s/ KATHLEEN P. McSHERRY	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)
Kathleen P. McSherry		March 25, 2009

RIDGEWOOD ENERGY CORPORATION

/s/ ROBERT E. SWANSON	Chief Executive Officer of Manager	March 25, 2009

Robert E. Swanson