Form 10-Q
period 2009-03-31
RIDGEWOOD ENERGY Q FUND LLC
filed 2009-05-13
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No. 000-51927

RIDGEWOOD ENERGY Q FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1689138 (I.R.S. Employer Identification No.)

947 Linwood Avenue, Ridgewood, NJ 07450
(Address of principal executive offices) (Zip code)

(800) 942-5550
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There is no market for the shares. As of May 13, 2009 there are 830.5577 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$12,266	$6,513
Short-term investments in available-for-sale securities	9,530	-
Short-term investments in held-to-maturity securities	-	5,037
Production receivable	240	-
Insurance receivable	5,530	3,205
Other current assets	106	331
Total current assets	27,672	15,086

Long-term investment in available-for-sale securities	-	9,670

Salvage fund	1,126	1,119
Oil and gas properties:
Advances to operators for working interests and expenditures	431	1,233
Unproved properties	-	9,883
Proved properties	8,601	7,684
Less: accumulated depletion and amortization	(189)	-
Total oil and gas properties, net	8,843	18,800
Total assets	$37,641	$44,675

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$4,587	$993
Accrued expenses	77	78
Total current liabilities	4,664	1,071
Asset retirement obligations	605	392
Total liabilities	5,269	1,463

Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(3,432)	(3,432)
Retained earnings	678	845
Manager's total	(2,754)	(2,587)

Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(19,445)	(19,445)
Accumulated deficit	(54,570)	(43,955)
Shareholders' total	34,952	45,567
Accumulated other comprehensive income	174	232
Total members' capital	32,372	43,212
Total liabilities and members' capital	$37,641	$44,675

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Revenue
Oil and gas revenue	$354	$2,047

Expenses
Depletion and amortization	189	1,514
Dry-hole costs	9,554	(123)
Impairment of proved properties	341	-
Management fees to affiliate (Note 6)	501	652
Casualty loss	344	-
Operating expenses	138	536
General and administrative expenses	153	128
Total expenses	11,220	2,707
Loss from operations	(10,866)	(660)
Other income
Interest income	84	340
Net loss	(10,782)	(320)
Other comprehensive loss
Unrealized (loss) gain on marketable securities	(58)	181
Total comprehensive loss	$(10,840)	$(139)

Manager Interest
Net (loss) income	$(167)	$106

Shareholder Interest
Net loss	$(10,615)	$(426)
Net loss per share	$(12,781)	$(513)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities
Net loss	$(10,782)	$(320)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depletion and amortization	189	1,514
Dry-hole costs	9,554	(123)
Impairment of proved properties	341	-
Casualty loss	344	-
Accretion expense	3	3
Amortization of premium	82	74
Interest earned on marketable securities	(9)	(337)
Changes in assets and liabilities:
(Increase) decrease in production receivable	(240)	1,431
Decrease in other current assets	225	50
Increase in due to operators	158	288
(Decrease) increase in accrued expenses	(1)	1
Net cash (used in) provided by operating activities	(136)	2,581

Cash flows from investing activities
Capital expenditures for oil and gas properties	(2,355)	(7,851)
Proceeds from insurance recovery	3,205	-
Proceeds from held-to-maturity investments	5,046	37,813
Proceeds from available-for-sale investments	-	295
Investment in held-to-maturity securities	-	(19,001)
Investment in available-for-sale securities	-	(10,001)
Interest reinvested in salvage fund	(7)	(9)
Net cash provided by investing activities	5,889	1,246

Cash flows from financing activities
Distributions paid	-	(3,465)
Net cash used in financing activities	-	(3,465)
Net increase in cash and cash equivalents	5,753	362
Cash and cash equivalents, beginning of period	6,513	8,427
Cash and cash equivalents, end of period	$12,266	$8,789

Supplemental schedule of disclosures of cash flow information

Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$802	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Organization and Purpose

The Ridgewood Energy Q Fund, LLC (the "Fund"), a Delaware limited liability company, was formed on August 16, 2005 and operates pursuant to a limited liability company agreement (the “LLC Agreement") dated as of September 6, 2005 by and among Ridgewood Energy Corporation (the "Manager"), and the shareholders of the Fund.  The Fund was organized to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.

The Manager has direct and exclusive control over the management of the Fund's operations. With respect to project investments, the Manager locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 2, 6 and 8.

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations.  Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At March 31, 2009, bank balances exceeded federally insured limits by $11.6 million, of which $11.0 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes. Effective October 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured during this period.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are greater than one year.  At March 31, 2009 the Fund had no short-term investments that were classified as held-to-maturity.  At December 31, 2008 the Fund had short-term, held-to-maturity investments totaling $5.0 million.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

The Fund currently has short-term investments, which mature in February 2010, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  The following table is a summary of available-for-sale investments at March 31, 2009 and December 31, 2008:

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Available-for-Sale	(in thousands)
U.S Treasury notes
March 31, 2009	$9,356	$174	$9,530

December 31, 2008	$9,438	$232	$9,670

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Unrealized gains or losses for available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.   At March 31, 2009, the Fund had held-to-maturity investments within its salvage fund totaling $1.1 million, which mature in February 2012.

Interest earned on the account will become part of the salvage fund.  There are no legal restrictions on withdrawals from the salvage fund.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund's portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

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

Capitalized acquisition costs of producing oil and gas properties are depleted by the units-of-production method.

As of March 31, 2009 and December 31, 2008, amounts recorded in due to operators totaling $4.4 million and $0.9 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.   The following table presents changes in asset retirement obligations for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008
	(in thousands)
Balance - Beginning of period	$392	$184
Liabilities incurred	-	141
Liabilities settled	(131)	-
Accretion expense	3	11
Revisions to previous estimates	341	56
Balance - End of period	$605	$392

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

The Fund uses the sales method of accounting for gas production imbalances. The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the under-produced owner to recoup its entitled share through production. The Fund’s recorded liability, if any, would be reflected in other liabilities. No receivables are recorded for those wells where the Fund has taken less than its share of production.   At March 31, 2009 and December 31, 2008, there were no material oil or gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term.  If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur. During the three months ended March 31, 2009, the Fund recorded impairments of $0.3 million related to additional retirement obligations for Main Pass 30 well #1, which was fully depleted at December 31, 2008, as its remaining reserves were determined to no longer be commercially recoverable.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

Income Taxes
No provision is made for income taxes in the financial statements.  The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses such as dry-hole costs, trust fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3.   Recent Accounting Standards

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No.157, which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FAS 157-2”). FAS 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Fund adopted SFAS No. 157 for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009, which includes applying the provisions of SFAS No. 157 to (i) other non-financial assets measured at fair value in conjunction with impairment assessments; and (ii) asset retirement obligations initially measured at fair value. The adoption did not have a material impact on the Fund’s balance sheet, statement of operations, or statement of cash flows.

4.  Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At March 31, 2009, the Fund had no unproved properties.  The following table reflects the net changes in unproved properties for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008
	(in thousands)
Balance - Beginning of period	$9,883	$10,839
Additions to capitalized exploratory well costs
pending the determination of proved reserves	5,578	8,863
Reclassifications to proved properties based on
the determination of proved reserves	-	(6,614)
Capitalized exploratory well costs charged
to expense	(9,931)	-
Capitalized exploratory well costs adjusted	(5,530)	(3,205)
Balance - End of period	$-	$9,883

Capitalized exploratory well costs adjusted represents costs of $5.5 million that were reclassified to insurance receivable, related to the Main Pass 30 well #3 insured loss.  See Note 8 for additional discussion.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the three months ended March 31, 2009 and 2008, the Main Pass 221/222 project received credits from the operator upon review and audit of the well costs.  Dry-hole costs, inclusive of credits, are detailed in the following table.

	Three months ended March 31,
Lease Block	2009	2008
	(in thousands)
Main Pass 30 well #3	$7,187	$-
Neptune Project	2,399	-
Main Pass 30 well #2	49	-
Main Pass 221/222	(81)	(123)
	$9,554	$(123)

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

6.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended March 31, 2009 and 2008 were $0.5 million and $0.7 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At March 31, 2009 and December 31, 2008, there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

At March 31, 2009 and December 31, 2008, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value due to their short-term nature.  At March 31, 2009 and December 31, 2008, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2009, the Fund had committed to spend an additional $7.8 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

During 2006, the Fund acquired a 45.0% working interest in Main Pass 30 from Chevron U.S.A., Inc. (“Chevron”), the operator.  Main Pass 30 well #3 began drilling in October 2007.  The Fund expected drilling results for this project in December 2007, however, during drilling Chevron encountered a mechanical problem, or underground “blowout”, caused by a small pocket of gas, necessitating the completion of a sidetrack.  During 2008, the Fund filed an insurance claim for the total estimated cost of the sidetrack.  At December 31, 2008, the Fund had a $3.2 million insurance receivable relating to this claim, which was collected during the first quarter of 2009.  In March 2009, drilling resumed on the sidetrack, however, in April 2009, based upon its estimates of reserves, the Fund determined that the additional capital investment required to continue with the completion of the well would not be recoverable and elected not to proceed with the completion of, and no longer participate in, Main Pass 30 well #3.  As a result, the Fund estimates it will incur total costs relating to Main Pass 30 well #3 of $9.3 million, net of estimated insurance recoveries of $8.7 million, of which $3.2 million was received during the first quarter of 2009.  Dry-hole costs of $7.2 million and casualty losses of $0.3 million have been incurred during the three months ended March 31, 2009 and the Fund expects to incur an additional $1.8 million of dry-hole costs during the second quarter of 2009.  At March 31, 2009, the Fund has recorded an insurance receivable of $5.5 million based upon its estimates of insurance recoveries.

9.   Subsequent Events

Neptune Project
In July 2008, the Fund acquired a 6.0% working interest in the Neptune Project, an exploratory well, from Newfield Exploration Company, the operator.  The Neptune Project began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in May 2009.  Dry-hole costs related to this well are estimated to be $3.1 million, of which $2.4 million were incurred during the three months ended March 31, 2009.

Main Pass 30 Well #3
In April 2009, based upon its assessment of the well’s reserves, the Fund elected not to proceed with the completion of, and no longer participate in, Main Pass 30 well #3.  Dry-hole costs of $7.2 million and casualty losses of $0.3 million have been incurred during the three months ended March 31, 2009. The Fund expects to incur an additional $1.8 million of dry-hole costs during the second quarter of 2009.  See Note 8. “Commitments and Contingencies - Insurance Coverage” for additional discussion of this well.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2008 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 16, 2005 to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations. The Fund’s primary investment objective is to generate cash for distribution to its shareholders through the acquisition of “working interests” in the exploration, production and sale of oil and natural gas.

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

Business Update

The Fund owns working interests and has participated in the drilling of six wells, one well has been determined to be successful and five wells have been determined to be dry holes, two of which were determined to be dry in 2009.

Successful Projects
Emerald Project
In March 2008, the Fund acquired a 12.5% working interest in the Emerald Project, from LLOG Exploration Offshore, Inc., the operator.  The Emerald Project was determined to be a commercial success in May 2008 and has commenced production in February 2009.  Through March 31, 2009, the Fund has spent $8.5 million related to this property, for which the total estimated budget is $14.3 million, which includes the drilling of two additional wells.

Dry Hole
Neptune Project
In July 2008, the Fund acquired a 6.0% working interest in the Neptune Project, an exploratory well, from Newfield Exploration Company, the operator.  The Neptune Project began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in May 2009.  Dry-hole costs related to this well are estimated to be $3.1 million, of which $2.4 million were incurred during the three months ended March 31, 2009.

Main Pass 30
During 2006, the Fund acquired a 45.0% working interest in Main Pass 30 from Chevron U.S.A., Inc. (“Chevron”), the operator.  The Fund has participated in the drilling of three wells in the Main Pass 30 lease block, of which well #1 and well #2 were determined by the Fund’s independent petroleum engineers to be fully depleted at December 31, 2008.  Additionally, during April 2009, the Fund elected not to proceed with the completion of, and no longer participate in, well #3.

Well #1/ Well #2
Main Pass 30 well #1 and Main Pass 30 well #2 began production in June 2006 and July 2007, respectively.  During 2008, Main Pass 30 well #1 produced at a substantially reduced rate from its prior years’ production and it was determined that the re-completion required to access any remaining reserves was un-economical, and at  December 31, 2008, the Fund’s independent petroleum engineers reported that there were no remaining commercial reserves for this well.  Also during 2008, Main Pass 30 well #2 stopped flowing gas due to a mechanical problem, and a workover process completed by Chevron proved unsuccessful.   The Fund’s December 31, 2008 reserve report from its independent petroleum engineers indicated there were no longer commercially recoverable reserves for either Main Pass 30 well #1 or Main Pass 30 well #2.  During the year ended December 31, 2008, the Fund recorded impairment expense totaling $20.3 million for the carrying value of the depleted wells.

During 2009, however, Main Pass 30 well #1 has continued to produce small amounts of oil and gas and, accordingly incur related lease operating expense.  As a result, the Fund has recorded an additional $0.3 million impairment expense, representing an additional retirement obligation.

Well # 3
Main Pass 30 well #3 began drilling in October 2007.  The Fund expected drilling results for this project in December 2007, however, during drilling Chevron encountered a mechanical problem, or underground “blowout”, caused by a small pocket of gas, necessitating the completion of a sidetrack.  During 2008, the Fund filed an insurance claim for the total estimated cost of the sidetrack.  At December 31, 2008, the Fund had a $3.2 million insurance receivable relating to this claim, which was collected during the first quarter of 2009.  In March 2009, drilling resumed on the sidetrack, however, in April 2009, based upon its estimates of reserves, the Fund determined that the additional capital investment required to continue with the completion of the well would not be recoverable and elected not to proceed with the completion of, and no longer participate in, Main Pass 30 well #3.  As a result, the Fund estimates it will incur total costs relating to Main Pass 30 well #3 of $9.3 million, net of estimated insurance recoveries of $8.7 million, of which $3.2 million was received during the first quarter of 2009.  Dry-hole costs of $7.2 million and casualty losses of $0.3 million have been incurred during the three months ended March 31, 2009 and the Fund expects to incur an additional $1.8 million of dry-hole costs during the second quarter of 2009.  At March 31, 2009, the Fund has recorded an insurance receivable of $5.5 million based upon its estimates of insurance recoveries.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$354	$2,047

Expenses
Depletion and amortization	189	1,514
Dry-hole costs	9,554	(123)
Impairment of proved properties	341	-
Management fees to affiliate	501	652
Casualty loss	344	-
Operating expenses	138	536
General and administrative expenses	153	128
Total expenses	11,220	2,707
Loss from operations	(10,866)	(660)
Other income
Interest income	84	340
Net loss	(10,782)	(320)
Other comprehensive loss
Unrealized (loss) gain on marketable securities	(58)	181
Total comprehensive loss	$(10,840)	$(139)

Three months ended March 31, 2009 compared to the Three months ended March 31, 2008

Overview.    During the three months ended March 31, 2009, the Fund had one producing well, the Emerald Project, which commenced production in February 2009, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses upon production.  Additionally, Main Pass 30, well #1, which had been fully depleted at December 31, 2008, produced small amounts of oil and gas, which impacted the Fund’s revenue and lease operating expenses.   During the three months ended March 31, 2008, the Fund had two producing wells, Main Pass 30 well #1 and Main Pass 30 well #2, which commenced production in June 2006 and July 2007, respectively.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended March 31, 2009 was $0.4 million, a $1.7 million decrease from the three months ended March 31, 2008.  The decrease is attributable to decreased sales volumes of $1.3 million and a decrease in the average prices totaling $0.4 million.

Oil sales volumes were 1 thousand barrels and 2 thousand barrels for the three months ended March 31, 2009 and 2008, respectively.  The Funds oil prices averaged $39 per barrel during the three months ended March 31, 2009 compared to $95 per barrel during the three months ended March 31, 2008.

Gas sales volumes were 74 thousand mcf and 205 thousand mcf for the three months ended March 31, 2009 and 2008, respectively.  The Funds gas prices averaged $4.16 per mcf during the three months ended March 31, 2009 compared to $9.04 per mcf during the three months ended March 31, 2008.

The decrease in sales volumes for the three months ended March 31, 2009 was principally attributable to the Main Pass 30 field producing small amounts of oil and gas as it was fully depleted at December 31, 2008.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2009 was $0.2 million, a $1.3 million decrease from the three months ended March 31, 2008. The decrease in depletion and amortization resulted from decreased production for the Main Pass 30 field as a result of the field being fully depleted at December 31, 2008.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. During the three months ended March 31, 2009 and 2008, Main Pass 221/222 received credits from its operator upon review and audit of the wells’ costs. The following table summarizes dry-hole costs inclusive of plug and abandonment costs and credits.

	Three months ended March 31,
Lease Block	2009	2008
	(in thousands)
Main Pass 30 well #3	$7,187	$-
Neptune Project	2,399	-
Main Pass 30 well #2	49	-
Main Pass 221/222	(81)	(123)
	$9,554	$(123)

Impairment of Proved Properties.  The Fund recorded impairments of $0.3 million for the three months ended March 31, 2009 related to additional retirement obligations for Main Pass 30 well #1, which was fully depleted at December 31, 2008.  See Item 1. - Business for further discussion of Main Pass 30 well #1.

Management Fees to Affiliate.  Management fees for the three months ended March 31, 2009 and 2008 were $0.5 million and $0.7 million, respectively, representing 2.5% of the total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.

Casualty Loss.  The Fund recorded a casualty loss of $0.3 million for the three months ended March 31, 2009 related to the Fund’s portion of the insurance deductible for Main Pass 30 well #3.  See Item 1. - Business for further discussion of the events giving rise to the loss.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense as detailed in the following table.

	Three months ended March 31,
	2009	2008
	(in thousands)
Lease operating expense	$134	$503
Accretion expense	3	3
Geological costs	1	30
	$138	$536

Lease operating expenses for the three months ended March 31, 2009 and 2008 were related to Main Pass 30 well #1 and the onset of production of the Emerald Project.  See Overview for additional discussion.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Geological costs for the three months ended March 31, 2009 related to geological surveys for the Neptune Project.  Geological costs for the three months ended March 31, 2008 related to the Emerald Project.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2009	2008
	(in thousands)
Insurance expense	$104	$60
Accounting fees	38	50
Trust fees and other	11	18
	$153	$128

Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling, and director’s and officers’ liability insurance.  Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities. Interest income for the three months ended March 31, 2009 was $84 thousand, a $0.3 million decrease from the three months ended March 31, 2008.  The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Unrealized Gain on Marketable Securities.  During 2008, the Fund purchased available-for-sale U.S. Treasury securities, which mature in February 2010.  Unrealized gains related to the securities’ change in fair value are recorded in other comprehensive income until realized.  The Fund recorded an unrealized loss of $0.1 million and an unrealized gain of $0.2 million during the three months ended March 31, 2009 and 2008, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the three months ended March 31, 2009 were $0.1 million, principally attributable to management fees of $0.5 million, general and administrative expenses of $0.2 million and operating expenses of $0.1 million.  These amounts were partially offset by interest income received of $0.3 million, revenue receipts of $0.1 million and favorable working capital of $0.2 million.

Cash flows provided by operating activities for the three months ended March 31, 2008 were $2.6 million principally attributable to revenue receipts of $3.5 million.  This amount was partially offset by management fees of $0.7 million, operating expenses paid of $0.2 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the three months ended March 31, 2009 were $5.9 million, principally related to proceeds from the maturity of U.S. Treasury securities totaling $5.0 million, the collection of an insurance receivable of $3.2 million partially offset by capital expenditures for oil and gas properties totaling $2.4 million.  Additionally, the Fund increased its salvage fund investments by $7 thousand, which consisted of the interest earned on this account.

Cash flows provided by investing activities for the three months ended March 31, 2008 were $1.2 million, principally related to proceeds from the maturity of U.S. Treasury securities totaling $37.8 million and proceeds from available-for-sale investments were $0.3 million, partially offset by capital expenditures for oil and gas properties of $7.9 million, investments in U.S. Treasury securities totaling $29.0 million.  Additionally, the Fund increased its salvage fund investments by $9 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
There were no cash flows relating to financing activities for the three months ended March 31, 2009.

Cash flows used in financing activities for the three months ended March 31, 2008 were $3.5 million related to distributions paid.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2009, the Fund had committed to spend an additional $7.8 million related to its investment properties.

When the Manager makes a decision to participate in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated.  If an exploratory well is deemed a dry hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees, and capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand, short-term investments and income earned therefrom.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income and interest income, although the management fee can be paid out of capital contributions; however, this is not the Fund’s intent.

Distributions are funded from cash flow from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at March 31, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes to the legal proceedings disclosed in the Fund’s most recent Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith
32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 13, 2009			RIDGEWOOD ENERGY Q FUND, LLC
		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 13, 2009
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)