Form 10-Q
period 2009-06-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2009-07-29
CIK 1338474

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

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

There is no market for the shares. As of July 28, 2009 there are 830.5577 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,602	$6,513
Short-term investments in available-for-sale securities	9,405	-
Short-term investments in held-to-maturity securities	-	5,037
Production receivable	220	-
Insurance receivable	8,000	3,205
Other current assets	227	331
Total current assets	24,454	15,086

Long-term investment in available-for-sale securities	-	9,670
Salvage fund	1,132	1,119
Oil and gas properties:
Advances to operators for working interests and expenditures	-	1,233
Unproved properties	-	9,883
Proved properties	8,698	7,684
Less: accumulated depletion and amortization	(555)	-
Total oil and gas properties, net	8,143	18,800
Total assets	$33,729	$44,675

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,545	$993
Accrued expenses	102	78
Total current liabilities	1,647	1,071
Asset retirement obligations	598	392
Total liabilities	2,245	1,463

Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(3,432)	(3,432)
Retained earnings	663	845
Manager's total	(2,769)	(2,587)

Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(19,591)	(19,445)
Accumulated deficit	(55,255)	(43,955)
Shareholders' total	34,121	45,567
Accumulated other comprehensive income	132	232
Total members' capital	31,484	43,212
Total liabilities and members' capital	$33,729	$44,675

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue
Oil and gas revenue	$563	$224	$917	$2,271

Expenses
Depletion and amortization	366	128	555	1,642
Dry-hole costs	276	(2)	9,830	(125)
Impairment of proved properties	-	-	341	-
Management fees to affiliate (Note 6)	432	653	933	1,305
Casualty loss	-	-	344	-
Operating expenses	171	1,641	309	2,177
General and administrative expenses	91	309	244	437
Total expenses	1,336	2,729	12,556	5,436
Loss from operations	(773)	(2,505)	(11,639)	(3,165)
Other income
Interest income	73	225	157	565
Net loss	(700)	(2,280)	(11,482)	(2,600)
Other comprehensive loss
Unrealized (loss) gain on marketable securities	(42)	(141)	(100)	40
Total comprehensive loss	$(742)	$(2,421)	$(11,582)	$(2,560)

Manager Interest
Net loss	$(15)	$(337)	$(182)	$(231)

Shareholder Interest
Net loss	$(685)	$(1,943)	$(11,300)	$(2,369)
Net loss per share	$(825)	$(2,339)	$(13,605)	$(2,852)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2009	2008

Cash flows from operating activities
Net loss	$(11,482)	$(2,600)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depletion and amortization	555	1,642
Dry-hole costs	9,830	(125)
Impairment of proved properties	341	-
Casualty loss	344	-
Settlement of asset retirement obligation	(140)	-
Accretion expense	5	5
Amortization of premium	165	158
Interest earned on marketable securities	(9)	(543)
Changes in assets and liabilities:
(Increase) decrease in production receivable	(220)	1,512
Decrease in other current assets	104	77
Increase in due to operators	30	1,442
Increase in accrued expenses	24	8
Net cash (used in) provided by operating activities	(453)	1,576

Cash flows from investing activities
Capital expenditures for oil and gas properties	(7,550)	(11,691)
Proceeds from insurance recovery	3,205	-
Proceeds from held-to-maturity investments	5,046	37,813
Investment in held-to-maturity securities	-	(19,001)
Investment in available-for-sale securities	-	(9,764)
Interest reinvested in salvage fund	(13)	(15)
Net cash provided by (used in) investing activities	688	(2,658)

Cash flows from financing activities
Distributions paid	(146)	(3,465)
Net cash used in financing activities	(146)	(3,465)
Net increase (decrease) in cash and cash equivalents	89	(4,547)
Cash and cash equivalents, beginning of period	6,513	8,427
Cash and cash equivalents, end of period	$6,602	$3,880

Supplemental schedule of disclosures of cash flow information
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$1,233	$-

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

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The fund has assessed the impact of subsequent events through July 28, 2009, the date of the issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At June 30, 2009, bank balances exceeded federally insured limits by $4.7 million, of which $4.1 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes. Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are greater than three months and one year or less, and long-term when their maturities are greater than one year.  At June 30, 2009 the Fund had no short-term investments that were classified as held-to-maturity.  At December 31, 2008 the Fund had short-term, held-to-maturity investments totaling $5.0 million.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

The Fund currently has short-term investments, which mature in February 2010, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  The following table is a summary of available-for-sale investments at June 30, 2009 and December 31, 2008:

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Available-for-Sale	(in thousands)
U.S Treasury notes
June 30, 2009	$9,273	$132	$9,405

December 31, 2008	$9,438	$232	$9,670

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Unrealized gains or losses for available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.   At June 30, 2009, the Fund had held-to-maturity investments within its salvage fund totaling $1.1 million, which mature in February 2012.

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

As of June 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $1.4 million and $0.9 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.   The following table presents changes in asset retirement obligations for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$392	$184
Liabilities incurred	-	141
Liabilities settled	(140)	-
Accretion expense	5	11
Revisions to previous estimates	341	56
Balance, end of period	$598	$392

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term.  If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  During the six months ended June 30, 2009, the Fund recorded impairments of $0.3 million related to additional retirement obligations for Main Pass 30 well #1, which was fully depleted at December 31, 2008, as its remaining reserves were determined to no longer be commercially recoverable.

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

3.   Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards CodificationTM as the source of GAAP to be applied to nongovernmental agencies.  SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for interim or annual periods ending after September 15, 2009.  SFAS 168 will not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. FSP FAS 115-2 and 124-2 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. SFAS 157 also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”).  SFAS 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Fund adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009, which includes applying the provisions of SFAS 157 to (i) other non-financial assets measured at fair value in conjunction with impairment assessments; and (ii) asset retirement obligations initially measured at fair value. The adoption did not have a material impact on the Fund’s balance sheet, statement of operations, or statement of cash flows.

4.  Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2009, the Fund had no capitalized exploratory well costs in excess of one year.  The following table reflects the net changes in unproved properties for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$9,883	$10,839
Additions to capitalized exploratory well costs
pending the determination of proved reserves	-	8,863
Reclassifications to proved properties based on
the determination of proved reserves	-	(6,614)
Capitalized exploratory well costs charged
to dry-hole costs	(9,883)	-
Capitalized exploratory well costs adjusted	-	(3,205)
Balance, end of period	$-	$9,883

Capitalized exploratory well costs adjusted represents costs of $3.2 million that were reclassified to insurance receivable, related to the Main Pass 30 well #3 insured loss.  See Note 8 for additional discussion.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the three months ended June 30, 2009, dry-hole costs for the Main Pass 30 well #3 were reduced as a result of an increase in the Fund’s estimated recoveries from its insurance claim. During 2009 and 2008, the Main Pass 221/222 project received credits from the operator upon review and audit of the well costs.  Dry-hole costs, inclusive of credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Main Pass 30 well #3	$(662)	$-	$6,525	$-
Neptune Project	700	-	3,099	-
Main Pass 30 wells #1 & #2	203	-	252	-
Main Pass 221/222	35	(2)	(46)	(125)
	$276	$(2)	$9,830	$(125)

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

6.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  In June 2009, the Manager elected to reduce the Fund’s management fee to 1.67% annually, net of cumulative dry-hole and related well costs.  Management fees for the three and six months ended June 30, 2009 were $0.4 million and $0.9 million, respectively.  For the three and six months ended June 30, 2008 management fees were $0.7 million and $1.3 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At June 30, 2009 and December 31, 2008, there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

At June 30, 2009 and December 31, 2008, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value due to their short-term nature.  At June 30, 2009 and December 31, 2008, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2009, the Fund had committed to spend an additional $5.8 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

During 2006, the Fund acquired a 45.0% working interest in Main Pass 30 from Chevron U.S.A., Inc. (“Chevron”), the operator.  The third well in the Main Pass lease block, Main Pass 30 well #3 began drilling in October 2007.  The Fund expected drilling results for this project in December 2007, however, during drilling Chevron encountered a mechanical problem, or underground “blowout”, caused by a small pocket of gas, necessitating the completion of a sidetrack.  During 2008, the Fund filed an insurance claim for the total estimated cost of the sidetrack.  At December 31, 2008, the Fund had a $3.2 million insurance receivable relating to this claim, which was collected during the first quarter of 2009.  In March 2009, drilling resumed on the sidetrack, however, in April 2009, based upon its estimates of reserves, the Fund determined that the additional capital investment required to continue with the completion of the well would not be recoverable and elected not to proceed with the completion of, and no longer participate in, Main Pass 30 well #3.  As a result, the Fund estimates it will incur total costs relating to Main Pass 30 well #3 of $6.8 million, net of estimated insurance recoveries of $11.2 million, of which $3.2 million was received during the first quarter of 2009.  Dry-hole costs related to Main Pass 30 well #3 of $6.5 million and casualty losses of $0.3 million have been incurred during the six months ended June 30, 2009.  At June 30, 2009, the Fund has recorded an insurance receivable of $8.0 million based upon its estimates of insurance recoveries.

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

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee.  Effective June 1, 2009, the management fee has been reduced from 2.5% to 1.67% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly.  The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of six wells, one well is currently producing and five wells have been determined to be depleted or dry holes, two of which were determined to be dry in 2009.

Successful Projects
Emerald Project
In March 2008, the Fund acquired a 12.5% working interest in the Emerald Project.  The Emerald Project was determined to be successful in May 2008 and production commenced in February 2009.  Through June 30, 2009, the Fund has spent $8.6 million related to this project, for which the total estimated budget is $14.4 million, which includes the drilling of two additional wells.

Dry Holes/Depleted Wells
Neptune Project
In July 2008, the Fund acquired a 6.0% working interest in the Neptune Project, an exploratory well.  The Neptune Project began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in May 2009.  Dry-hole costs of $3.1 million were incurred during the six months ended June 30, 2009.

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

Well # 3
Main Pass 30 well #3 began drilling in October 2007.  The Fund expected drilling results for this project in December 2007, however, during drilling Chevron encountered a mechanical problem, or underground “blowout”, caused by a small pocket of gas, necessitating the completion of a sidetrack.  During 2008, the Fund filed an insurance claim for the total estimated cost of the sidetrack.  At December 31, 2008, the Fund had a $3.2 million insurance receivable relating to this claim, which was collected during the first quarter of 2009.  In March 2009, drilling resumed on the sidetrack, however, in April 2009, based upon its estimate of reserves, the Fund determined that the additional capital investment required to continue with the completion of the well would not be recoverable and elected not to proceed with the completion of, and no longer participate in, Main Pass 30 well #3.  As a result, the Fund estimates it will incur total costs relating to Main Pass 30 well #3 of $6.8 million, net of estimated insurance recoveries of $11.2 million, of which $3.2 million was received during the first quarter of 2009.  Dry-hole costs related to Main Pass 30 well #3 of $6.5 million and casualty losses of $0.3 million have been incurred during the six months ended June 30, 2009.  At June 30, 2009, the Fund has recorded an insurance receivable of $8.0 million based upon its estimates of insurance recoveries.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$563	$224	$917	$2,271

Expenses
Depletion and amortization	366	128	555	1,642
Dry-hole costs	276	(2)	9,830	(125)
Impairment of proved properties	-	-	341	-
Management fees to affiliate	432	653	933	1,305
Casualty loss	-	-	344	-
Operating expenses	171	1,641	309	2,177
General and administrative expenses	91	309	244	437
Total expenses	1,336	2,729	12,556	5,436
Loss from operations	(773)	(2,505)	(11,639)	(3,165)
Other income
Interest income	73	225	157	565
Net loss	(700)	(2,280)	(11,482)	(2,600)
Other comprehensive loss
Unrealized (loss) gain on marketable securities	(42)	(141)	(100)	40
Total comprehensive loss	$(742)	$(2,421)	$(11,582)	$(2,560)

Overview.    During the three and six months ended June 30, 2009, the Fund had one producing well, the Emerald Project, which commenced production in February 2009, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses upon production.  Additionally, Main Pass 30, well #1, which had been fully depleted at December 31, 2008, produced small amounts of oil and gas, which impacted the Fund’s revenue and lease operating expenses.   During the three and six months ended June 30, 2008, the Fund had two producing wells, Main Pass 30 well #1 and Main Pass 30 well #2, which commenced production in June 2006 and July 2007, respectively.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended June 30, 2009 was $0.6 million, a $0.3 million increase from the three months ended June 30, 2008.  The increase is attributable to an increase in sales volumes totaling $1.6 million, partially offset by decreased average prices totaling $1.3 million.

Oil sales volumes were 1 thousand barrels for the three months ended June 30, 2009.  The Fund’s wells produced minimal amounts of oil for the three months ended June 30, 2008.  The Fund’s oil prices averaged $55 per barrel during the three months ended June 30, 2009 compared to $113 per barrel during the three months ended June 30, 2008.

Gas sales volumes were 141 thousand mcf and 18 thousand mcf for the three months ended June 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.61 per mcf during the three months ended June 30, 2009 compared to $12.43 per mcf during the three months ended June 30, 2008.

Oil and gas revenue for the six months ended June 30, 2009 was $0.9 million, a $1.4 million decrease from the six months ended June 30, 2008.  The decrease is attributable to the impact of decreased average prices totaling $1.3 million and a decrease in sales volumes totaling $0.1 million.

Oil sales volumes were 2 thousand barrels for the six months ended June 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $56 per barrel during the six months ended June 30, 2009 compared to $95 per barrel during the six months ended June 30, 2008.

Gas sales volumes were 214 thousand mcf and 223 thousand mcf for the six months ended June 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.80 per mcf during the six months ended June 30, 2009 compared to $9.32 per mcf during the six months ended June 30, 2008.

The volume variances for the three and six month periods are attributable to the number of wells producing as discussed in the “Overview” above.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2009 was $0.4 million and $0.6 million, respectively, compared to $0.1 million and $1.6 million for the three and six months ended June 30, 2008.  The increase in depletion and amortization for the three months ended June 30, 2009 was principally due to the onset of production of the Emerald Project.  The decrease in depletion and amortization for the six months ended June 30, 2009 resulted principally from decreased production for the Main Pass 30 field, partially offset by the onset of production for the Emerald Project.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. During the three months ended June 30, 2009, dry-hole costs for the Main Pass 30 well #3 were reduced as a result of an increase in the Fund’s estimated recoveries from its insurance claim.  During 2009 and 2008 Main Pass 221/222 received credits from its operator upon review and audit of the wells’ costs.  The following table summarizes dry-hole costs and credits.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Main Pass 30 well #3	$(662)	$-	$6,525	$-
Neptune Project	700	-	3,099	-
Main Pass 30 wells #1 & #2	203	-	252	-
Main Pass 221/222	35	(2)	(46)	(125)
	$276	$(2)	$9,830	$(125)

Impairment of Proved Properties.  The Fund recorded impairments of $0.3 million for the six months ended June 30, 2009 related to additional retirement obligations for Main Pass 30 well #1, which was fully depleted at December 31, 2008.  The Fund did not record impairment expense for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2008.  See Item 1. - Business for further discussion of Main Pass 30 well #1.

Management Fees to Affiliate.  Management fees for the three and six months ended June 30, 2009 were $0.4 million and $0.9 million, respectively, compared to $0.7 million and $1.3 million for the three and six months ended June 30, 2008.  The Manager is entitled to receive a management fee of 2.5% annually, net of cumulative dry-hole and related well costs.  In June 2009, the Manager elected to reduce the Fund’s management fee to 1.67% annually, net of cumulative dry-hole and related well costs.

Casualty Loss.  The Fund recorded a casualty loss of $0.3 million for the six months ended June 30, 2009 related to the Fund’s portion of the insurance deductible for Main Pass 30 well #3.  The Fund did not record a casualty loss for the three months ended June 30, 2009 and 2008 and the six months ended June 30, 2008. See Item 1. - Business for further discussion of the events giving rise to the loss.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Lease operating expense	$107	$1,526	$241	$2,029
Geological costs	62	112	63	143
Accretion expense	2	3	5	5
	$171	$1,641	$309	$2,177

Lease operating expenses for the three and six months ended June 30, 2009 were related to Main Pass 30 well #1 and the onset of production of the Emerald Project.  See “Overview” for additional discussion.  Lease operating expenses for the three and six months ended June 30, 2008 were related to the Main Pass 30 field.  Geological costs for the three and six months ended June 30, 2009 and 2008 related to geological surveys for the Emerald Project.    Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Insurance expense	$30	$218	$134	$278
Accounting fees	54	75	92	125
Trust fees and other	7	16	18	34
	$91	$309	$244	$437

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

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three and six months ended June 30, 2009 was $0.1 million and $0.2 million, respectively, a decrease of $0.2 million and $0.4 million, respectively, from the three and six months ended June 30, 2008.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Unrealized (Loss) Gain on Marketable Securities.  During 2008, the Fund purchased available-for-sale U.S. Treasury securities, which mature in February 2010.  Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized.  The Fund recorded an unrealized loss of $42 thousand and $0.1 million during the three and six months ended June 30, 2009, respectively.  The Fund recorded an unrealized loss of $0.1 million and an unrealized gain of $40 thousand during the three and six months ended June 30, 2008, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2009 were $0.5 million, principally attributable to management fees of $0.9 million, operating expenses of $0.3 million, general and administrative expenses of $0.2 million and asset retirement liabilities settled of $0.1 million.  These amounts were partially offset by revenue received of $0.7 million and interest income received of $0.3 million.

Cash flows provided by operating activities for the six months ended June 30, 2008 were $1.6 million principally attributable to revenue receipts of $3.8 million and interest income received of $0.2 million.  These amounts were partially offset by management fees of $1.3 million, operating expenses paid of $0.7 million and general and administrative expenses of $0.4 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2009 were $0.7 million, principally related to proceeds from the maturity of U.S. Treasury securities totaling $5.0 million and the collection of an insurance receivable of $3.2 million, partially offset by capital expenditures for oil and gas properties totaling $7.6 million.  Additionally, the Fund increased its salvage fund investments by $13 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the six months ended June 30, 2008 were $2.7 million, principally related to investments in U.S. Treasury securities totaling $28.8 million and capital expenditures for oil and gas properties of $11.7 million.  These amounts were partially offset by proceeds from the maturity of U.S. Treasury securities totaling $37.8 million.  Additionally, the Fund increased its salvage fund investments by $15 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2009 were $0.1 million related to distributions paid.

Cash flows used in financing activities for the six months ended June 30, 2008 were $3.5 million related to distributions paid.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2009, the Fund had committed to spend an additional $5.8 million related to its investment properties.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at June 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Q FUND, LLC
Dated:	July 28, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 28, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)