Form 10-Q
period 2009-09-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2009-10-27
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

There is no market for the shares. As of October 26, 2009 there are 830.5577 shares outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,332	$6,513
Short-term investment in available-for-sale securities	9,276	-
Short-term investment in held-to-maturity securities	-	5,037
Production receivable	166	-
Insurance receivable	8,340	3,205
Other current assets	139	331
Total current assets	22,253	15,086

Long-term investment in available-for-sale securities	-	9,670
Salvage fund	1,138	1,119
Oil and gas properties:
Advances to operators for working interests and expenditures	-	1,233
Unproved properties	-	9,883
Proved properties	8,698	7,684
Less: accumulated depletion and amortization	(950)	-
Total oil and gas properties, net	7,748	18,800
Total assets	$31,139	$44,675

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$919	$993
Accrued expenses	92	78
Total current liabilities	1,011	1,071

Asset retirement obligations	563	392
Total liabilities	1,574	1,463

Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(3,490)	(3,432)
Retained earnings	652	845
Manager's total	(2,838)	(2,587)

Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(19,771)	(19,445)
Accumulated deficit	(56,880)	(43,955)
Shareholders' total	32,316	45,567
Accumulated other comprehensive income	87	232
Total members' capital	29,565	43,212
Total liabilities and members' capital	$31,139	$44,675

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue
Oil and gas revenue	$505	$53	$1,422	$2,324

Expenses
Depletion and amortization	395	40	950	1,682
Dry-hole costs	1,352	31	11,182	(94)
Impairment of proved properties	-	19,579	341	19,579
Management fees to affiliate (Note 6)	325	653	1,258	1,958
Workover expenses	-	2,670	-	4,372
Casualty loss	-	-	344	-
Operating expenses	75	131	384	606
General and administrative expenses	70	130	314	567
Total expenses	2,217	23,234	14,773	28,670
Loss from operations	(1,712)	(23,181)	(13,351)	(26,346)
Other income
Interest income	76	173	233	738
Net loss	(1,636)	(23,008)	(13,118)	(25,608)
Other comprehensive loss
Unrealized (loss) gain on marketable securities	(45)	75	(145)	115
Total comprehensive loss	$(1,681)	$(22,933)	$(13,263)	$(25,493)

Manager Interest
Net loss	$(11)	$(722)	$(193)	$(953)

Shareholder Interest
Net loss	$(1,625)	$(22,286)	$(12,925)	$(24,655)
Net loss per share	$(1,957)	$(26,833)	$(15,562)	$(29,685)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2009	2008

Cash flows from operating activities
Net loss	$(13,118)	$(25,608)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	950	1,682
Dry-hole costs	11,182	(94)
Impairment of proved properties	341	19,579
Casualty loss	344	-
Settlement of asset retirement obligation	(178)	-
Accretion expense	8	8
Amortization of premium	249	242
Interest earned on marketable securities	(9)	(374)
Changes in assets and liabilities:
(Increase) decrease in production receivable	(166)	1,556
Decrease (increase) in other current assets	192	(82)
(Decrease) increase in due to operators	(22)	1,143
Increase in accrued expenses	14	42
Net cash used in operating activities	(213)	(1,906)

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(166)
Capital expenditures for oil and gas properties	(9,816)	(14,085)
Proceeds from insurance recovery	3,205	-
Proceeds from the maturity of held-to-maturity investments	5,046	57,073
Investment in held-to-maturity securities	-	(24,001)
Investment in available-for-sale securities	-	(9,764)
Interest reinvested in salvage fund	(19)	(22)
Net cash (used in) provided by investing activities	(1,584)	9,035

Cash flows from financing activities
Distributions	(384)	(3,465)
Net cash used in financing activities	(384)	(3,465)
Net (decrease) increase in cash and cash equivalents	(2,181)	3,664
Cash and cash equivalents, beginning of period	6,513	8,427
Cash and cash equivalents, end of period	$4,332	$12,091

Supplemental schedule of disclosures of cash flow information
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$1,233	$-

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

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The Fund has assessed the impact of subsequent events through October 26, 2009, the date of the issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less are considered cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At September 30, 2009, bank balances exceeded federally insured limits by $4.0 million, of which $3.3 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes. Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  At September 30, 2009, the Fund had no short-term investments that were classified as held-to-maturity.  At December 31, 2008, the Fund had short-term, held-to-maturity investments totaling $5.0 million.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

The Fund currently has short-term investments, which mature in February 2010, that are classified as available-for-sale.  Available-for-sale securities are carried in the financial statements at fair value.  The following table is a summary of available-for-sale investments at September 30, 2009 and December 31, 2008:
		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value
Available-for-Sale	(in thousands)
U.S Treasury notes
September 30, 2009	$9,189	$87	$9,276

December 31, 2008	$9,438	$232	$9,670

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Unrealized gains or losses for available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.   At September 30, 2009, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in February 2012.

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

As of September 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $0.9 million related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.   When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.   The following table presents changes in asset retirement obligations for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$392	$184
Liabilities incurred	-	141
Liabilities settled	(178)	-
Accretion expense	8	11
Revisions to previous estimates	341	56
Balance, end of period	$563	$392

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term.  If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  The fair value of the impaired well was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.  No impairments were recorded during the three months ended September 30, 2009.

During the nine months ended September 30, 2009, the Fund recorded impairments of $0.3 million related to additional retirement obligations for Main Pass 30 well #1, which was fully depleted at December 31, 2008, as its remaining reserves were determined to no longer be commercially recoverable.

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

3.   Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification as the source of GAAP to be applied to nongovernmental agencies. This guidance explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. It is effective for interim or annual periods ending after September 15, 2009.  The guidance was adopted for the third quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued guidance on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments.  The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In September 2006, the FASB issued guidance related to fair value measurements. This guidance provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The FASB also issued guidance on the methods used to measure fair value and required expanded disclosures related to fair value measurements. The Fund adopted this guidance for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009.  The adoption did not have a material impact on the Fund’s financial statements.

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (“Release No. 33-8995”), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.  The Fund does not expect the adoption of Release No. 33-8995 to have a material impact on its financial statements and disclosures.

4.  Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2009, the Fund had no unproved properties.  The following table reflects the net changes in unproved properties for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$9,883	$10,839
Additions to capitalized exploratory well costs
pending the determination of proved reserves	-	8,863
Reclassifications to proved properties based on
the determination of proved reserves	-	(6,614)
Capitalized exploratory well costs charged
to dry-hole costs	(9,883)	-
Capitalized exploratory well costs adjusted	-	(3,205)
Balance, end of period	$-	$9,883

Capitalized exploratory well costs adjusted represents costs of $3.2 million that were reclassified to insurance receivable, related to the Main Pass 30 well #3 insured loss.  See Note 8 for additional discussion.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  During the three months ended September 30, 2009, the Main Pass 30 wells received credits from the operator upon review and audit of the well costs.  During 2009 and 2008, the Main Pass 221/222 project received credits from the operator upon review and audit of the well costs.  Dry-hole costs, inclusive of credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Main Pass 30 wells	$(32)	$-	$6,745	$-
Neptune Project	-	-	3,099	-
Eagle Project	1,388	-	1,388	-
Main Pass 221/222	(4)	31	(50)	(94)
	$1,352	$31	$11,182	$(94)

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

6.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  In June 2009, the Manager elected to reduce the Fund’s management fee to 1.67% annually, net of cumulative dry-hole and related well costs.  Management fees for the three and nine months ended September 30, 2009 were $0.3 million and $1.3 million, respectively.  For the three and nine months ended September 30, 2008, management fees were $0.7 million and $2.0 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At September 30, 2009 and December 31, 2008, there were no such amounts outstanding.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

At September 30, 2009 and December 31, 2008, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At September 30, 2009 and December 31, 2008, available-for-sale investments are recorded at fair value based on Level 1 inputs – quoted prices in active markets.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2009, the Fund had committed to spend an additional $5.0 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

During 2006, the Fund acquired a 45.0% working interest in Main Pass 30 from Chevron U.S.A., Inc. (“Chevron”), the operator.  The third well in the Main Pass lease block, Main Pass 30 well #3 began drilling in October 2007.  The Fund expected drilling results for this project in December 2007, however, during drilling Chevron encountered a mechanical problem, or underground “blowout”, caused by a small pocket of gas, necessitating the completion of a sidetrack.  During 2008, the Fund filed an insurance claim for the total estimated cost of the sidetrack.  At December 31, 2008, the Fund had a $3.2 million insurance receivable relating to this claim, which was collected during the first quarter of 2009.  In March 2009, drilling resumed on the sidetrack, however, in April 2009, based upon its estimates of reserves, the Fund determined that the additional capital investment required to continue with the completion of the well would not be recoverable and elected not to proceed with the completion of, and no longer participate in, Main Pass 30 well #3.  As a result, the Fund estimates it will incur total costs relating to Main Pass 30 well #3 of $6.8 million, net of estimated insurance recoveries of $11.2 million, of which $3.2 million was received during the first quarter of 2009.  Dry-hole costs related to Main Pass 30 well #3 of $6.5 million and casualty losses of $0.3 million have been incurred during the nine months ended September 30, 2009.  At September 30, 2009, the Fund has recorded an insurance receivable of $8.3 million based upon its estimates of insurance recoveries.

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

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee.  Effective June 1, 2009, the annual management fee has been reduced from 2.5% to 1.67% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly.  The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of seven wells; one resulted in a discovery, two were determined to be fully depleted and four have been determined to be dry holes, three of which were determined to be dry in 2009.

Discoveries
Emerald Project
In March 2008, the Fund acquired a 12.5% working interest in the Emerald Project.  The Emerald Project was determined to be successful in May 2008 and production commenced in February 2009.  Through September 30, 2009, the Fund has spent $8.6 million related to this project, for which the total estimated budget is $13.6 million, which includes the drilling of two additional wells.

Dry Holes / Depleted Wells
Eagle Project
In August 2009, the Fund acquired a 3.0% working interest in the Eagle Project, an exploratory well.  This project began drilling and was determined to be an unsuccessful well, or dry hole, in August 2009.  Dry-hole costs of $1.4 million were incurred during the nine months ended September 30, 2009.

Neptune Project
In July 2008, the Fund acquired a 6.0% working interest in the Neptune Project, an exploratory well.  The Neptune Project began drilling in December 2008 and was determined to be an unsuccessful well, or dry hole, in May 2009.  Dry-hole costs of $3.1 million were incurred during the nine months ended September 30, 2009.

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

Well #1/ Well #2
Main Pass 30 well #1 and Main Pass 30 well #2 began production in June 2006 and July 2007, respectively.  During 2008, Main Pass 30 well #1 produced at a substantially reduced rate from its prior years’ production and it was determined that the re-completion required to access any remaining reserves was un-economical, and at  December 31, 2008, the Fund’s independent petroleum engineers reported that there were no remaining commercial reserves for this well.  Also during 2008, Main Pass 30 well #2 stopped flowing gas due to a mechanical problem, and a workover process completed by Chevron proved unsuccessful.   The Fund’s December 31, 2008 reserve report from its independent petroleum engineers indicated there were no longer commercially recoverable reserves for either Main Pass 30 well #1 or Main Pass 30 well #2.  The Fund has recorded impairments totaling $20.3 million related to Main Pass 30 wells #1 and #2.

During 2009, however, Main Pass 30 well #1 has continued to produce small amounts of gas and accordingly has incurred lease operating expense.  As a result, the Fund has recorded an additional $0.3 million impairment expense, representing an additional retirement obligation.

Well # 3
Main Pass 30 well #3 began drilling in October 2007.  The Fund expected drilling results for this project in December 2007, however, during drilling Chevron encountered a mechanical problem, or underground “blowout”, caused by a small pocket of gas, necessitating the completion of a sidetrack.  During 2008, the Fund filed an insurance claim for the total estimated cost of the sidetrack.  At December 31, 2008, the Fund had a $3.2 million insurance receivable relating to this claim, which was collected during the first quarter of 2009.  In March 2009, drilling resumed on the sidetrack, however, in April 2009, based upon its estimates of reserves, the Fund determined that the additional capital investment required to continue with the completion of the well would not be recoverable and elected not to proceed with the completion of, and no longer participate in, Main Pass 30 well #3.  As a result, the Fund estimates it will incur total costs relating to Main Pass 30 well #3 of $6.8 million, net of estimated insurance recoveries of $11.2 million, of which $3.2 million was received during the first quarter of 2009.  Dry-hole costs of $6.5 million and casualty losses of $0.3 million have been incurred during the nine months ended September 30, 2009.  At September 30, 2009, the Fund has recorded an insurance receivable of $8.3 million based upon its estimates of insurance recoveries.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2009 and 2008 and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$505	$53	$1,422	$2,324

Expenses
Depletion and amortization	395	40	950	1,682
Dry-hole costs	1,352	31	11,182	(94)
Impairment of proved properties	-	19,579	341	19,579
Management fees to affiliate	325	653	1,258	1,958
Workover expenses	-	2,670	-	4,372
Casualty loss	-	-	344	-
Operating expenses	75	131	384	606
General and administrative expenses	70	130	314	567
Total expenses	2,217	23,234	14,773	28,670
Loss from operations	(1,712)	(23,181)	(13,351)	(26,346)
Other income
Interest income	76	173	233	738
Net loss	(1,636)	(23,008)	(13,118)	(25,608)
Other comprehensive loss
Unrealized (loss) gain on marketable securities	(45)	75	(145)	115
Total comprehensive loss	$(1,681)	$(22,933)	$(13,263)	$(25,493)

Overview.    During the three and nine months ended September 30, 2009, the Fund had one producing well, the Emerald Project, which commenced production in February 2009, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses upon production.  Additionally, Main Pass 30, well #1, which had been determined to be fully depleted at December 31, 2008, produced small amounts of gas, which impacted the Fund’s revenue and lease operating expenses.  During the three months ended September 30, 2008, the Fund had one producing well, Main Pass 30 well #1.  During the nine months ended September 30, 2008, the Fund had two producing wells, Main Pass 30 well #1 and Main Pass 30 well #2, which commenced production in June 2006 and July 2007, respectively.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended September 30, 2009 was $0.5 million, a $0.5 million increase from the three months ended September 30, 2008.  The increase is attributable to an increase in sales volumes totaling $1.1 million, partially offset by decreased average prices totaling $0.7 million.

Oil sales volumes were 1 thousand barrels for the three months ended September 30, 2009.  The Fund’s wells had no oil production for the three months ended September 30, 2008.  The Fund’s oil prices averaged $63 per barrel during the three months ended September 30, 2009.

Gas sales volumes were 142 thousand mcf and 6 thousand mcf for the three months ended September 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.05 per mcf during the three months ended September 30, 2009 compared to $9.51 per mcf during the three months ended September 30, 2008.

Oil and gas revenue for the nine months ended September 30, 2009 was $1.4 million, a $0.9 million decrease from the nine months ended September 30, 2008.  The decrease is attributable to the impact of decreased average prices totaling $2.2 million, partially offset by an increase in sales volumes totaling $1.2 million.

Oil sales volumes were 3 thousand barrels and 2 thousand barrels for the nine months ended September 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $58 per barrel during the nine months ended September 30, 2009 compared to $95 per barrel during the nine months ended September 30, 2008.

Gas sales volumes were 356 thousand mcf and 229 thousand mcf for the nine months ended September 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.50 per mcf during the nine months ended September 30, 2009 compared to $9.29 per mcf during the nine months ended September 30, 2008.

The volume variances for the three and nine month periods are attributable to the number of wells producing as discussed in the “Overview” above.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2009 was $0.4 million and $1.0 million, respectively, compared to $40 thousand and $1.7 million for the three and nine months ended September 30, 2008.  The increase in depletion and amortization for the three months ended September 30, 2009 was principally due to the onset of production of the Emerald Project.  The decrease in depletion and amortization for the nine months ended September 30, 2009 resulted from decreased production for the Main Pass 30 field and lower average depletion rates for the Emerald Project.  These decreases were partially offset by increased volumes attributable to the onset of production for the Emerald Project.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. During the three months ended September 30, 2009, the Main Pass 30 wells received credits from its operator upon review and audit of the wells’ costs.  During 2009 and 2008 Main Pass 221/222 received credits from its operator upon review and audit of the wells’ costs.  The following table summarizes dry-hole costs and credits.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Main Pass 30 wells	$(32)	$-	$6,745	$-
Neptune Project	-	-	3,099	-
Eagle Project	1,388	-	1,388	-
Main Pass 221/222	(4)	31	(50)	(94)
	$1,352	$31	$11,182	$(94)

Impairment of Proved Properties.  The Fund recorded impairment expense of $0.3 million for the nine months ended September 30, 2009 related to additional retirement obligations for Main Pass 30 well #1, which was fully depleted at December 31, 2008.  The Fund recorded impairment expense for the three and nine months ended September 30, 2008 of $19.6 million.  See Item 1. - Business for further discussion of Main Pass 30 well #1.

Management Fees to Affiliate.  Management fees for the three and nine months ended September 30, 2009 were $0.3 million and $1.3 million, respectively, compared to $0.7 million and $2.0 million for the three and nine months ended September 30, 2008.  The Manager is entitled to receive a management fee of 2.5% annually, net of cumulative dry-hole and related well costs.  In June 2009, the Manager elected to reduce the Fund’s management fee to 1.67% annually, net of cumulative dry-hole and related well costs.

Workover Expenses. Workover expenses for the three and nine months ended September 30, 2008 were $2.7 million and $4.4 million, respectively.  Such costs were attributable to Main Pass 30 well #2, which experienced a mechanical problem and required a workover to remove and replace tubing in an effort to facilitate the flow of gas and oil.  See also “Business Update – Main Pass 30” for further discussion.

Casualty Loss.  The Fund recorded a casualty loss of $0.3 million for the nine months ended September 30, 2009 related to the Fund’s portion of the insurance deductible for Main Pass 30 well #3.  The Fund did not record a casualty loss for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2008. See Item 1. - Business for further discussion of the events giving rise to the loss.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Lease operating expense	$72	$128	$313	$455
Geological costs	-	-	63	143
Accretion expense	3	3	8	8
	$75	$131	$384	$606

Lease operating expense for the three and nine months ended September 30, 2009 was attributable to Main Pass 30 well #1 and the onset of production of the Emerald Project.  See “Overview” for additional discussion.  Lease operating expenses for the three and nine months ended September 30, 2008 were related to the Main Pass 30 field.  Geological costs for the three and nine months ended September 30, 2009 and 2008 related to geological surveys for the Emerald Project.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Insurance expense	$22	$28	$156	$306
Accounting fees	42	87	134	212
Trust fees and other	6	15	24	49
	$70	$130	$314	$567

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

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three and nine months ended September 30, 2009 was $0.1 million and $0.2 million, respectively, a decrease of $0.1 million and $0.5 million, respectively, from the three and nine months ended September 30, 2008.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Unrealized (Loss) Gain on Marketable Securities.  During 2008, the Fund purchased available-for-sale U.S. Treasury securities, which mature in February 2010.  Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized.  The Fund recorded unrealized losses of $45 thousand and $0.1 million during the three and nine months ended September 30, 2009, respectively and an unrealized gain of $0.1 million during both the three and nine months ended September 30, 2008.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the nine months ended September 30, 2009 were $0.2 million, principally attributable to management fees of $1.3 million, operating expenses of $0.4 million, general and administrative expenses of $0.3 million and asset retirement liabilities settled of $0.2 million.  These amounts were partially offset by revenue received of $1.3 million and interest income received of $0.6 million.

Cash flows used in operating activities for the nine months ended September 30, 2008 were $1.9 million, principally attributable to management fees of $2.0 million, workover expenses paid of $3.2 million, operating expenses paid of $0.6 million and general and administrative expenses of $0.6 million.  These amounts were partially offset by revenue received of $3.9 million and interest income received of $0.5 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2009 were $1.6 million, principally related to capital expenditures for oil and gas properties totaling $9.8 million, partially offset by proceeds from the maturity of U.S. Treasury securities totaling $5.0 million and the collection of an insurance receivable of $3.2 million.  Additionally, the Fund increased its salvage fund investments by $19 thousand, which consisted of the interest earned on this account.

Cash flows provided by investing activities for the nine months ended September 30, 2008 were $9.0 million, principally related to proceeds from the maturity of U.S. Treasury securities totaling $57.1 million, partially offset by investments in U.S. Treasury securities totaling $24.0 million, investments in available-for-sale securities totaling $9.8 million and capital expenditures for oil and gas properties, inclusive of advances, totaling $14.3 million.  Additionally, the Fund increased its salvage fund investments by $22 thousand, which consisted of the interest earned on this account.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2009 were $0.4 million related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2008 were $3.5 million related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2009, the Fund had committed to spend an additional $5.0 million related to its investment properties.

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

Distributions are funded from available cash from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at September 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP (“Perelson”), in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson. Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554.  Discovery is ongoing and a trial date has been set for February 1, 2010.

Legal costs related to this claim are borne by the Manager.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On June 22, 2009, Kenneth W. Lang was named President and Chief Operating Officer of the Fund.  Prior to joining the Fund, Mr. Lang was with BP for twenty four years, ultimately serving as Senior Vice President for BP's Gulf of Mexico business and a member of the Board of Directors for BP America, Inc.  Robert E. Swanson, formerly President and Chief Executive Officer of the Fund, will remain Chief Executive Officer of the Fund.

On October 16, 2009, Adrien Doherty, Executive Vice President, notified the Fund that he will resign effective October 30, 2009.

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

RIDGEWOOD ENERGY Q FUND, LLC
Dated:	October 26, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 26, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)