Form 10-Q
period 2010-03-31
RIDGEWOOD ENERGY Q FUND LLC
filed 2010-04-29
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of April 29, 2010 the Fund had 830.5577 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,540	$3,497
Short-term investment in held-to-maturity securities	7,000	6,999
Production receivable	216	298
Insurance receivable	7,127	7,127
Other current assets	459	246
Total current assets	18,342	18,167

Salvage fund	1,152	1,145
Oil and gas properties:
Proved properties	13,668	13,561
Less: accumulated depletion and amortization	(1,898)	(1,459)
Total oil and gas properties, net	11,770	12,102
Total assets	$31,264	$31,414

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$389	$490
Accrued expenses	78	57
Total current liabilities	467	547

Asset retirement obligations	433	429
Total liabilities	900	976

Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(3,592)	(3,520)
Retained earnings	853	744
Manager's total	(2,739)	(2,776)

Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(20,348)	(19,941)
Accumulated deficit	(55,516)	(55,812)
Shareholders' total	33,103	33,214
Total members' capital	30,364	30,438
Total liabilities and members' capital	$31,264	$31,414

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Revenue
Oil and gas revenue	$787	$354

Expenses
Depletion and amortization	439	189
Dry-hole costs	(88)	9,554
Impairment of proved properties	-	341
Management fees to affiliate (Note 7)	-	501
Casualty loss	-	344
Operating expenses	46	138
General and administrative expenses	99	153
Total expenses	496	11,220
Income (loss) from operations	291	(10,866)
Other income
Interest income	11	84
Derivative instrument income	103	-
Total other income	114	84

Net income (loss)	405	(10,782)
Other comprehensive income (loss)
Unrealized loss on marketable securities	-	(58)
Total comprehensive income (loss)	$405	$(10,840)

Manager Interest
Net income (loss)	$109	$(167)

Shareholder Interest
Net income (loss)	$296	$(10,615)
Net income (loss) per share	$356	$(12,781)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net income (loss)	$405	$(10,782)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depletion and amortization	439	189
Dry-hole costs	(88)	9,554
Impairment of proved properties	-	341
Casualty loss	-	344
Accretion expense	4	3
Derivative instrument income	(103)	-
Amortization of premium	-	82
Interest earned on marketable securities	(1)	(9)
Changes in assets and liabilities:
Decrease (increase) in production receivable	82	(240)
(Increase) decrease in other current assets	(26)	225
(Decrease) increase in due to operators	(2)	158
Increase (decrease) in accrued expenses	21	(1)
Net cash provided by (used in) operating activities	731	(136)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(202)	(2,355)
Proceeds from insurance recovery	-	3,205
Proceeds from the maturity of held-to-maturity investments	-	5,046
Interest reinvested in salvage fund	(7)	(7)
Net cash (used in) provided by investing activities	(209)	5,889

Cash flows from financing activities
Distributions	(479)	-
Net cash used in financing activities	(479)	-
Net increase in cash and cash equivalents	43	5,753
Cash and cash equivalents, beginning of period	3,497	6,513
Cash and cash equivalents, end of period	$3,540	$12,266

Supplemental schedule of disclosures of cash flow information

Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$-	$802

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, negotiates with operators and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 7 and 9.

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2009 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  On an ongoing basis, the Manager reviews its estimates, including those related to the fair value of financial instruments, property balances, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Effective January 1, 2010, the federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At March 31, 2010, the Fund’s bank balances exceeded federally insured limits by $3.2 million, of which $2.5 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At March 31, 2010, the Fund had short-term held-to-maturity investments of $4.0 million, which matured in April 2010 and $3.0 million, which matures May 2010.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At March 31, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in February 2012.

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

At March 31, 2010 and December 31, 2009 amounts recorded in due to operators totaling $0.4 million and $0.5 million, respectively, related to capital expenditures for oil and gas properties.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivatives are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as derivative instrument income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  See Note 4.  “Derivative Instruments,” for more information.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or that a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  The fair value of the impaired well was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.  During the three months ended March 31, 2009, the Fund recorded impairments of $0.3 million related to additional retirement obligations for Main Pass 30 well #1, which was fully depleted at December 31, 2008, as its remaining reserves were determined to no longer be commercially recoverable.  No impairments were recorded during the three months ended March 31, 2010.

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

3.   Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective for the Fund beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Fund’s financial statements.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund December 31, 2011. The adoption of the guidance is not expected to have a material impact on the Fund’s financial statements.

4.   Derivative Instruments

In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  The Fund has elected not to use hedge accounting for these derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as derivative instrument income on the statement of operations.  The estimated fair value of these contracts is based upon closing exchange prices on the New York Mercantile Exchange (“NYMEX”).  See Note 8. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

The put options are carried at their fair value on the balance sheet within “Other current assets” and are settled based upon reported prices on the NYMEX.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Derivative instrument income.”  Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At March 31, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

April 1, 2010 - October 31, 2010	Put Options	155,193	$4.90	$146

5.  Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At March 31, 2010 and December 31, 2009, the Fund had no unproved properties.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, for the three months ended March 31, 2010 and 2009 are detailed in the following table.

	Three months ended March 31,
Lease Block	2010	2009
	(in thousands)
Main Pass 30 wells	$(41)	$7,236
Neptune Project	(4)	2,399
Other wells	(43)	(81)
	$(88)	$9,554

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

7.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2009, the Manager reduced, then waived its management fee for the remaining life of the Fund.  Management fees for the three months ended March 31, 2009 were $0.5 million.  The Fund did not incur a management fee for the three months ended March 31, 2010. The Fund recorded costs relating to services provided by the Manager for accounting and investor relations.  Such costs are included within general and administrative expenses, and were approximately $20 thousand for the three months ended March 31, 2010.

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

8.   Fair Value of Financial Instruments

At March 31, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At March 31, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2010, the Fund had committed to spend an additional $6.5 million related to its investment properties, of which $4.8 million is expected to be incurred during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

The third well in the Main Pass 30 project (“Main Pass 30 well #3”) began drilling in October 2007.  The Fund expected drilling results for this project in December 2007, however, during drilling Chevron encountered a mechanical problem, or underground “blowout”, caused by a small pocket of gas, necessitating the completion of a sidetrack.  During 2008, the Fund filed an insurance claim for the total estimated cost of the sidetrack.  In March 2009, drilling resumed on the sidetrack, however, in April 2009, based upon its estimates of reserves, the Fund determined that the additional capital investment required to continue with the completion of the well would not be recoverable and elected not to proceed with the completion of, and no longer participate in, Main Pass 30 well #3.  As a result, the Fund incurred total costs relating to Main Pass 30 well #3 of $6.3 million, net of estimated insurance recoveries of $11.2 million, of which $4.5 million has been collected at March 31, 2010.  Dry-hole costs of $6.0 million and casualty losses of $0.3 million have been incurred during the year ended December 31, 2009.  At March 31, 2010, the Fund has recorded an insurance receivable of $7.1 million based upon its estimate of insurance recoveries.

10.   Subsequent Events

The Fund has assessed the impact of subsequent events through the date of issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2009 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 16, 2005 to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development stage shallow water or deepwater projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

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

Revenues are subject to market pricing for oil and natural gas, which has been extremely volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse affect on the Fund’s future profitability.

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent
	Working	Through	Total Estimated
	Interest	March 31, 2010	Budget	Status

Currently Drilling
Emerald Project well #2	12.5%	$-	$2,500	Drilling commenced in April 2010.
				Results expected June 2010.
Producing Properties
Emerald Project well #1	12.5%	$8,419	$8,419	Production commenced in February 2009.

Non-producing Properties
Liberty Project	2.0%	$2,773	$3,168	Completion efforts are ongoing.
				Production expected July 2010.
Carrera Project	2.0%	$2,058	$3,128	Completion efforts are ongoing.
				Production expected fourth quarter 2010.
Future Projects
Emerald Project well #3	12.5%	$-	$2,500	Drilling date to be determined pending results of Emerald well #2.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$787	$354

Expenses
Depletion and amortization	439	189
Dry-hole costs	(88)	9,554
Impairment of proved properties	-	341
Management fees to affiliate	-	501
Casualty loss	-	344
Operating expenses	46	138
General and administrative expenses	99	153
Total expenses	496	11,220
Income (loss) from operations	291	(10,866)
Other income
Interest income	11	84
Derivative instrument income	103	-
Total other income	114	84

Net income (loss)	405	(10,782)
Other comprehensive income (loss)
Unrealized loss on marketable securities	-	(58)
Total comprehensive income (loss)	$405	$(10,840)

Overview.  During the three months ended March 31, 2010 and 2009, the Fund had one producing well, the Emerald Project, which commenced production in February 2009, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses upon production.  Additionally, for the three months ended March 31, 2009, Main Pass 30 well #1, which had been fully depleted in December 31, 2008, produced small amounts of oil and gas, which impacted the Fund’s revenue and lease operating expenses.  Oil and gas sales were all located within the United States.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended March 31, 2010 was $0.8 million, a $0.4 million increase from the three months ended March 31, 2009.  The increase is attributable to the impact of increased sales volumes totaling $0.2 million coupled with the impact of increased average prices totaling $0.2 million.

Oil sales volumes were 1 thousand barrels for each of the three months ended March 31, 2010 and 2009.  The Fund’s oil prices averaged $73 per barrel during the three months ended March 31, 2010 compared to $38 per barrel during the three months ended March 31, 2009.

Gas sales volumes were 115 thousand mcf and 68 thousand mcf for the three months ended March 31, 2010 and 2009, respectively.  The Fund’s gas prices averaged $5.09 per mcf during the three months ended March 31, 2010 compared to $3.97 per mcf during the three months ended March 31, 2009.

The volume variances for the three months ended March 31, 2010 are attributable to an increase in well production days due to the timing of the onset of production for the Emerald Project as discussed in “Overview “ above.  The increase in volumes was partially offset by the reduction in volumes for the Main Pass 30 wells, as such wells reached the end of their productive life.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2010 was $0.4 million, an increase of $0.3 million from the three months ended March 31, 2009.  The increase resulted from an increase in production volumes totaling $0.2 million, coupled with the impact of an increase in average depletion rates totaling $0.1 million.   The increase in depletion rates was primarily the result of revisions to reserve estimates.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended March 31,
Lease Block	2010	2009
	(in thousands)
Main Pass 30 wells	$(41)	$7,236
Neptune Project	(4)	2,399
Other wells	(43)	(81)
	$(88)	$9,554

Impairment of Proved Properties.  The Fund recorded impairment expense of $0.3 million for the three months ended March 31, 2009 related to additional retirement obligations for Main Pass 30 well #1, which was fully depleted at December 31, 2008.  There was no impairment expense for the three months ended March 31, 2010.

Management Fees to Affiliate.  Management fees for the three months ended March 31, 2009 were $0.5 million. The Fund did not incur management fees for the three months ended March 31, 2010.  In accordance with the LLC agreement, the Manager is entitled to receive an annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2009, the Manager reduced, then waived its management fee for the remaining life of the Fund.

Casualty Loss.  The Fund recorded a casualty loss of $0.3 million for the three months ended March 31, 2009 related to the Fund’s portion of the insurance deductible for Main Pass 30 well #3.  There was no casualty loss for the three months ended March 31, 2010.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)
Lease operating expense	$42	$134
Accretion expense	4	3
Geological costs	-	1
	$46	$138

Lease operating expense for the three months ended March 31, 2010 and 2009 was attributable to the Emerald Project.  Additionally, during the three months ended March 31, 2009, the Fund incurred operating expenses for the Main Pass 30 field.  For the three months ended March 31, 2010, average production cost was $0.32 per mcfe compared to $1.71 per mcfe for the three months ended March 31, 2009.  The decrease was attributable to lower lease operating costs per mcfe for the Emerald Project as compared to the Main Pass 30 field.  Geological costs for the three months ended March 31, 2009 related to geological surveys for the Neptune Project.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)
Accounting fees	$55	$38
Insurance expense	20	104
Management reimbursement and other	20	-
Trust fees and other	4	11
	$99	$153

Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling and directors’ and officers’ liability insurance.    Management reimbursement and other expenses relate to reimbursements for various administrative costs incurred on the Fund’s behalf.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended March 31, 2010 was $11 thousand, a $0.1 million decrease from the three months ended March 31, 2009.  The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Derivative Instrument Income.  In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended March 31, 2010, unrealized gains related to these contracts were $0.1 million and realized losses related to these contracts were $4 thousand.  There was no derivative activity during the three months ended March 31, 2009.

Unrealized Loss on Marketable Securities.  During 2008, the Fund purchased available-for-sale U.S. Treasury securities, which were sold in October 2009.  Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized.  For the three months ended March 31, 2009, the Fund recorded an unrealized loss of $0.1 million.  The Fund did not record an unrealized gain or loss for the three months ended March 31, 2010.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2010 were $0.7 million, primarily related to revenue received of $0.9 million, partially offset by general and administrative and operating expenses of $0.1 million.

Cash flows used in operating activities for the three months ended March 31, 2009 were $0.1 million, primarily related to management fees of $0.5 million, general and administrative expenses of $0.2 million and operating expenses of $0.1 million.  These amounts were partially offset by interest income received of $0.3 million, revenue receipts of $0.1 million and favorable working capital of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2010 were $0.2 million, primarily related to capital expenditures for oil and gas properties.

Cash flows provided by investing activities for the three months ended March 31, 2009 were $5.9 million, primarily related to proceeds from the maturity of U.S. Treasury securities totaling $5.0 million and the collection of an insurance receivable of $3.2 million, partially offset by capital expenditures for oil and gas properties totaling $2.4 million.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2010 were $0.5 million related to manager and shareholder distributions.

There were no cash flows relating to financing activities for the three months ended March 31, 2009.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2010, the Fund had committed to spend an additional $6.5 million related to its investment properties, of which $4.8 million is expected to be incurred during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any contracts.  No contractual obligations exist at March 31, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP, (“Perelson”) in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson. Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554. Discovery is ongoing and a trial date is currently set for May 2010.   Legal costs related to this claim are borne by the Manager.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Exchange Act Rule 13a-14(a).	Filed herewith
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Exchange Act Rule 13a-14(a).	Filed herewith
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

RIDGEWOOD ENERGY Q FUND, LLC
Dated:	April 29, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	April 29, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)