Form 10-Q
period 2010-06-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2010-07-29
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of July 29, 2010 the Fund had 830.5577 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,063	$3,497
Short-term investments in marketable securities	-	6,999
Production receivable	296	298
Insurance receivable	4,629	7,127
Other current assets	536	246
Total current assets	13,524	18,167

Salvage fund	1,158	1,145
Oil and gas properties:
Advances to operators for working interests and expenditures	77	-
Proved properties	15,760	13,561
Less: accumulated depletion and amortization	(2,333)	(1,459)
Total oil and gas properties, net	13,504	12,102
Total assets	$28,186	$31,414

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$76	$490
Accrued expenses	68	57
Total current liabilities	144	547
Asset retirement obligations	469	429
Total liabilities	613	976

Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(3,648)	(3,520)
Retained earnings	865	744
Manager's total	(2,783)	(2,776)

Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(20,667)	(19,941)
Accumulated deficit	(57,944)	(55,812)
Shareholders' total	30,356	33,214
Total members' capital	27,573	30,438
Total liabilities and members' capital	$28,186	$31,414

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$588	$563	$1,375	$917

Expenses
Depletion and amortization	435	366	874	555
Dry-hole costs	(259)	276	(347)	9,830
Impairment of proved properties	-	-	-	341
Management fees to affiliate (Note 7)	-	432	-	933
Casualty loss	2,498	-	2,498	344
Operating expenses	94	171	140	309
General and administrative expenses	194	91	293	244
Total expenses	2,962	1,336	3,458	12,556

Loss from operations	(2,374)	(773)	(2,083)	(11,639)
Other (loss) income
Interest income	11	73	22	157
Derivative instrument (loss) income	(53)	-	50	-
Total other (loss) income	(42)	73	72	157

Net loss	(2,416)	(700)	(2,011)	(11,482)
Other comprehensive loss
Unrealized loss on marketable securities	-	(42)	-	(100)
Total comprehensive loss	$(2,416)	$(742)	$(2,011)	$(11,582)

Manager Interest
Net income (loss)	$12	$(15)	$121	$(182)

Shareholder Interest
Net loss	$(2,428)	$(685)	$(2,132)	$(11,300)
Net loss per share	$(2,923)	$(825)	$(2,567)	$(13,605)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities
Net loss	$(2,011)	$(11,482)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion and amortization	874	555
Dry-hole costs	(347)	9,830
Impairment of proved properties	-	341
Casualty loss	2,498	344
Accretion expense	7	5
Amortization of premium	-	165
Interest earned on marketable securities	(2)	(9)
Derivative instrument income	(50)	-
Derivative instrument settlements	39	-
Changes in assets and liabilities:
Decrease (increase) in production receivable	2	(220)
(Increase) decrease in other current assets	(6)	104
Increase in due to operators	20	30
Increase in accrued expenses	11	24
Settlement of asset retirement obligation	-	(140)
Net cash provided by (used in) operating activities	1,035	(453)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(77)	-
Capital expenditures for oil and gas properties	(2,526)	(7,550)
Proceeds from insurance recovery	-	3,205
Proceeds from the maturity of investments	7,001	5,046
Interest reinvested in salvage fund	(13)	(13)
Net cash provided by investing activities	4,385	688

Cash flows from financing activities
Distributions	(854)	(146)
Net cash used in financing activities	(854)	(146)
Net increase in cash and cash equivalents	4,566	89
Cash and cash equivalents, beginning of period	3,497	6,513
Cash and cash equivalents, end of period	$8,063	$6,602

Supplemental schedule of disclosures of cash flow information
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$-	$1,233

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Purpose

The Ridgewood Energy Q Fund, LLC (the "Fund"), a Delaware limited liability company, was formed on August 16, 2005 and operates pursuant to a limited liability company agreement (the “LLC Agreement") dated as of September 6, 2005 by and among Ridgewood Energy Corporation (the "Manager") and the shareholders of the Fund.  The Fund was organized to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At June 30, 2010, the Fund’s bank balances exceeded federally insured limits by $4.7 million, of which $3.2 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  The Fund had no short-term held-to-maturity investments at June 30, 2010.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At June 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in February 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $38 thousand and $0.5 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.  The following table presents changes in asset retirement obligations for the six months ended June 30, 2010 and the year ended December 31, 2009.

	June 30, 2010	December 31, 2009
	(in thousands)
Balance, beginning of period	$429	$392
Liabilities incurred	33	147
Liabilities settled	-	(178)
Accretion expense	7	11
Revisions to previous estimates	-	57
Balance, end of period	$469	$429

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or that a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  The Fund did not record any impairments during the three and six months ended June 30, 2010 or during the three months ended June 30, 2009.  During the six months ended June 30, 2009, the Fund recorded impairments of $0.3 million related to additional retirement obligations for Main Pass 30 well #1, which was determined to be fully depleted at December 31, 2008.  The fair value of the impaired well was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.

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

At June 30, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

July 1, 2010 - October 31, 2010	Put Options	89,200	$4.90	$40

During the three months ended June 30, 2010, the Fund’s recorded derivative instrument losses of $53 thousand included unrealized losses of $89 thousand.  During the six months ended June 30, 2010, the Fund’s recorded derivative instrument income of $50 thousand included unrealized gains of $18 thousand.

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2010, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.  As a result of the explosion and resultant oil spill, the U.S. government has placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.   On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling.  However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service).  In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  As of the date of this filing, neither the Fund’s producing properties nor the completion efforts for the Carrera project have been impacted by the moratorium.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Main Pass 221/222	$(188)	$35	$(231)	$(46)
Eagle Project	(65)	-	(65)	-
Main Pass 30 wells	(1)	(459)	(42)	6,777
Neptune Project	(5)	700	(9)	3,099
	$(259)	$276	$(347)	$9,830

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

7.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2009, the Manager reduced, then waived its management fee for the remaining life of the Fund.  Management fees for the three and six months ended June 30, 2009 were $0.4 million and $0.9 million, respectively.  The Fund recorded costs relating to services provided by the Manager for accounting and investor relations.  Such costs, included within general and administrative expenses, were approximately $20 thousand and $40 thousand for the three and six months ended June 30, 2010, respectively.

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

8.  Fair Value Measurements

At June 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At June 30, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $3.9 million related to its investment properties, all of which is expected to be incurred during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

The third well in the Main Pass 30 project began drilling in October 2007.  In December 2007, Chevron encountered a mechanical problem, or underground “blowout”, caused by a small pocket of gas, necessitating the completion of a sidetrack. In March 2009, drilling resumed on the sidetrack, which ultimately resulted in a dry-hole determination.  During 2008, the Fund filed an insurance claim for the total estimated cost of the sidetrack.  As of June 30, 2010, the Fund has collected $4.5 million related to this claim.  During the three months ended June 30, 2010, the Fund adjusted its estimate related to the insurance receivable to $4.6 million based upon its final settlement with the insurance provider, resulting in an additional charge to casualty loss of $2.5 million.  The Fund expects to receive final payment from its insurance provider in August 2010.

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

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager is entitled to an annual management fee.  During 2009, the Manager reduced, then waived its management fee for the remaining life of the Fund.   The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent	Total
	Working	through	Estimated
	Interest	June 30, 2010	Budget	Status
(in thousands)
Future Projects
Emerald Project well #3	12.5%	$-	$2,624	Drilling date to be determined; currently
				expected in first quarter 2011.
Non-producing Properties
Carrera Project	2.0%	$2,316	$3,168	Completion efforts are ongoing.
				Production expected fourth quarter 2010.
Producing Properties
Liberty Project	2.0%	$3,071	$3,135	Well completed and production commenced
				July 2010.

Emerald Project well #1	12.5%	$8,221	$8,221	Production commenced in February 2009.

Emerald Project well #2	12.5%	$1,777	$2,130	Well completed and production commenced
				July 2010.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.  As a result of the explosion and resultant oil spill, the U.S. government has placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.   On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court’s ruling.  However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service).  In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  As of the date of this filing, neither the Fund’s producing properties nor the completion efforts for the Carrera project have been impacted by the moratorium. The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.  A prolonged interruption may adversely impact the Fund’s financial position, results of operations and cash flows.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$588	$563	$1,375	$917

Expenses
Depletion and amortization	435	366	874	555
Dry-hole costs	(259)	276	(347)	9,830
Impairment of proved properties	-	-	-	341
Management fees to affiliate	-	432	-	933
Casualty loss	2,498	-	2,498	344
Operating expenses	94	171	140	309
General and administrative expenses	194	91	293	244
Total expenses	2,962	1,336	3,458	12,556
Loss from operations	(2,374)	(773)	(2,083)	(11,639)

Other (loss) income
Interest income	11	73	22	157
Derivative instrument (loss) income	(53)	-	50	-
Total other (loss) income	(42)	73	72	157

Net loss	(2,416)	(700)	(2,011)	(11,482)
Other comprehensive loss
Unrealized loss on marketable securities	-	(42)	-	(100)
Total comprehensive loss	$(2,416)	$(742)	$(2,011)	$(11,582)

Overview.  During the three and six months ended June 30, 2010 and 2009, the Fund had one producing well, the Emerald Project well #1, which commenced production in February 2009, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses upon production.  Additionally, during the three and six months ended June 30, 2009, Main Pass 30 well #1, which had been fully depleted as of December 31, 2008, produced small amounts of gas, which impacted the Fund’s revenue and lease operating expenses.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended June 30, 2010 was $0.6 million, a $25 thousand increase from the three months ended June 30, 2009.  The increase is attributable to the impact of increased average prices totaling $0.1 million, partially offset by decreased sales volumes totaling $0.1 million.

Oil sales volumes were 1 thousand barrels for both the three months ended June 30, 2010 and 2009.  The Fund’s oil prices averaged $78 per barrel during the three months ended June 30, 2010 compared to $52 per barrel during the three months ended June 30, 2009.

Gas sales volumes were 106 thousand mcf and 140 thousand mcf for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.17 per mcf during the three months ended June 30, 2010 compared to $3.70 per mcf during the three months ended June 30, 2009.

Oil and gas revenue for the six months ended June 30, 2010 was $1.4 million, a $0.5 million increase from the six months ended June 30, 2009.  The increase is attributable to the impact of increased sales volumes totaling $0.2 million coupled with the impact of increased average prices totaling $0.3 million.

Oil sales volumes were 2 thousand barrels for both the six months ended June 30, 2010 and 2009.  The Fund’s oil prices averaged $75 per barrel during the six months ended June 30, 2010 compared to $47 per barrel during the six months ended June 30, 2009.

Gas sales volumes were 233 thousand mcf and 208 thousand mcf for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.43 per mcf during the six months ended June 30, 2010 compared to $3.78 per mcf during the six months ended June 30, 2009.

The decrease in gas volumes for the three months ended June 30, 2010 was attributable to a decrease in well production for the Emerald Project well #1.  In May 2010, a workover was completed on this well in an effort to increase its rate of production.  The increase in gas volumes for the six months ended June 30, 2010 was attributable to an increase in well production days due to the timing of the onset of production for the Emerald Project.  The volume variances were also impacted by the reduction in volumes for the Main Pass 30 wells, as such wells reached the end of their productive life.  See “Overview” above for additional discussion.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2010 was $0.4 million and $0.9 million, respectively, an increase of $0.1 million and $0.3 million from the three and six months ended June 30, 2009, respectively.  The increase in the three month period resulted from an increase in average depletion rates totaling $0.1 million, partially offset by a decrease in production volumes totaling $0.1 million.  The increase in the six month period resulted from an increase in average depletion rates totaling $0.2 million, coupled with an increase in production volumes totaling $0.1 million.  The increases in depletion rates were primarily the result of revisions to reserve estimates.

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

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Main Pass 221/222	$(188)	$35	$(231)	$(46)
Eagle Project	(65)	-	(65)	-
Main Pass 30 wells	(1)	(459)	(42)	6,777
Neptune Project	(5)	700	(9)	3,099
	$(259)	$276	$(347)	$9,830

Impairment of Proved Properties.  The Fund recorded impairment expense of $0.3 million for the six months ended June 30, 2009 related to additional retirement obligations for Main Pass 30 well #1, which was fully depleted at December 31, 2008.  There was no impairment expense for the three and six months ended June 30, 2010 or for the three months ended June 30, 2009.

Management Fees to Affiliate.  Management fees for the three and six months ended June 30, 2009 were $0.4 million and $0.9 million, respectively.  The Fund did not incur management fees for the three and six months ended June 30, 2010.  In accordance with the LLC agreement, the Manager is entitled to receive an annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2009, the Manager reduced, then waived its management fee for the remaining life of the Fund.

Casualty Loss.  Casualty losses for the three and six months ended June 30, 2010 were $2.5 million, resulting from changes in estimates related to the final settlement of the Main Pass 30 well #3 insurance claim.  For the six months ended June 30, 2009 the Fund recorded a casualty loss of $0.3 million related to the Fund’s portion of the deductible for Main Pass 30 well #3 insurance claim.  There was no casualty loss for the three months ended June 30, 2009.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$59	$107	$101	$241
Workover costs	31	-	31	-
Accretion expense	3	2	7	5
Geological costs	1	62	1	63
	$94	$171	$140	$309

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three and six months ended June 30, 2010, average production cost was $0.46 per mcfe and $0.37 per mcfe, respectively, compared to $0.72 per mcfe and $1.10 per mcfe, respectively, for the three and six months ended June 30, 2009.  The decreases were attributable to lower lease operating costs per mcfe for the Emerald Project well #1 as compared to the Main Pass 30 field.  Workover costs for the three and six months ended June 30, 2010 was attributable to the Emerald Project well #1, which required additional work in an effort to increase its rate of production.  Geological costs for the three and six months ended June 30, 2010 related to geological surveys for the Liberty Project. Geological costs for the three and six months ended June 30, 2009 related to geological surveys for the Emerald Project well #1.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Insurance expense	$118	$30	$138	$134
Accounting fees	53	54	108	92
Management reimbursement and other	20	$-	40	-
Trust fees and other	3	7	7	18
	$194	$91	$293	$244

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

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended June 30, 2010 was $11 thousand, a $62 thousand decrease from the three months ended June 30, 2009.  Interest income for the six months ended June 30, 2010 was $22 thousand, a $0.1 million decrease from the six months ended June 30, 2009.  The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Derivative Instrument (Loss) Income.  In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended June 30, 2010, unrealized losses related to these contracts were $0.1 million and realized gains related to these contracts were $37 thousand.  During the six months ended June 30, 2010, unrealized gains related to these contracts were $18 thousand and realized gains related to these contracts were $33 thousand.  There was no derivative activity during the three and six months ended June 30, 2009.

Unrealized Loss on Marketable Securities.  During 2008, the Fund purchased available-for-sale U.S. Treasury securities, which were sold in October 2009.  Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized.  For the three and six months ended June 30, 2009, the Fund recorded an unrealized loss of $42 thousand and $0.1 million, respectively.  The Fund did not record an unrealized gain or loss for the three and six months ended June 30, 2010.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2010 were $1.0 million, primarily related to revenue received of $1.4 million, partially offset by payments for general and administrative expenses of $0.2 million and operating expenses of $0.1 million.

Cash flows used in operating activities for the six months ended June 30, 2009 were $0.5 million, primarily attributable to management fees of $0.9 million, operating expenses of $0.3 million, general and administrative expenses of $0.2 million and asset retirement liabilities settled of $0.1 million.  These amounts were partially offset by revenue received of $0.7 million and interest income received of $0.3 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2010 were $4.4 million, primarily related to proceeds from the maturity of U.S. Treasury securities totaling $7.0 million, partially offset by capital expenditures for oil and gas properties totaling $2.6 million, inclusive of advances.

Cash flows provided by investing activities for the six months ended June 30, 2009 were $0.7 million, primarily related to proceeds from the maturity of U.S. Treasury securities totaling $5.0 million and the partial collection of the Main Pass 30 well #3 insurance receivable of $3.2 million, partially offset by capital expenditures for oil and gas properties totaling $7.6 million.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2010 were $0.9 million related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2009 were $0.1 million related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $3.9 million related to its investment properties, all of which is expected to be incurred during the next twelve months.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest will be limited, and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 16, 2006, the Manager of the Fund filed a lawsuit against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP, (“Perelson”) in New Jersey Superior Court, captioned Ridgewood Energy Corporation v. Perelson Weiner, LLP, Docket No. L-6092-06.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund by Perelson. Thereafter, Perelson filed a counterclaim against the Manager on October 20, 2006, alleging breach of contract due to unpaid invoices in the amount of $326,554. During May 2010, a settlement was reached by the parties at no cost to the Fund.  Legal costs related to this claim were borne by the Manager.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a).	Filed herewith
31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a).	Filed herewith
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

RIDGEWOOD ENERGY Q FUND, LLC
Dated:	July 29, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 29, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)