Form 10-Q
period 2010-09-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2010-10-29
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

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

As of October 28, 2010 the Fund had 830.5577 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$12,797	$3,497
Short-term investments in marketable securities	-	6,999
Production receivable	733	298
Insurance receivable	-	7,127
Other current assets	599	246
Total current assets	14,129	18,167

Salvage fund	1,164	1,145
Oil and gas properties:
Advances to operators for working interests and expenditures	308	-
Proved properties	16,124	13,561
Less: accumulated depletion and amortization	(3,516)	(1,459)
Total oil and gas properties, net	12,916	12,102
Total assets	$28,209	$31,414

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$171	$490
Accrued expenses	50	57
Total current liabilities	221	547

Asset retirement obligations	472	429
Total liabilities	693	976

Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(3,737)	(3,520)
Retained earnings	1,110	744
Manager's total	(2,627)	(2,776)

Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(21,172)	(19,941)
Accumulated deficit	(57,652)	(55,812)
Shareholders' total	30,143	33,214
Total members' capital	27,516	30,438
Total liabilities and members' capital	$28,209	$31,414

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$1,869	$505	$3,244	$1,422

Expenses
Depletion and amortization	1,183	395	2,057	950
Dry-hole costs	1	1,352	(346)	11,182
Impairment of proved properties	-	-	-	341
Management fees to affiliate (Note 7)	-	325	-	1,258
Casualty loss	-	-	2,498	344
Operating expenses	75	75	215	384
General and administrative expenses	101	70	394	314
Total expenses	1,360	2,217	4,818	14,773

Income (loss) from operations	509	(1,712)	(1,574)	(13,351)
Other income
Interest income	10	76	32	233
Derivative instrument income	18	-	68	-
Total other income	28	76	100	233

Net income (loss)	537	(1,636)	(1,474)	(13,118)
Other comprehensive loss
Unrealized loss on marketable securities	-	(45)	-	(145)
Total comprehensive income (loss)	$537	$(1,681)	$(1,474)	$(13,263)

Manager Interest
Net income (loss)	$245	$(11)	$366	$(193)

Shareholder Interest
Net income (loss)	$292	$(1,625)	$(1,840)	$(12,925)
Net income (loss) per share	$352	$(1,957)	$(2,215)	$(15,562)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(1,474)	$(13,118)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion and amortization	2,057	950
Dry-hole costs	(346)	11,182
Impairment of proved properties	-	341
Casualty loss	2,498	344
Accretion expense	10	8
Amortization of premium	-	249
Interest earned on marketable securities	(2)	(9)
Derivative instrument income	(68)	-
Derivative instrument settlements	89	-
Changes in assets and liabilities:
Increase in production receivable	(435)	(166)
(Increase) decrease in other current assets	(67)	192
Decrease in due to operators	(18)	(22)
(Decrease) increase in accrued expenses	(7)	14
Settlement of asset retirement obligation	-	(178)
Net cash provided by (used in) operating activities	2,237	(213)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(308)	-
Capital expenditures for oil and gas properties	(2,792)	(9,816)
Proceeds from insurance recovery	4,629	3,205
Proceeds from the maturity of investments	7,001	5,046
Interest reinvested in salvage fund	(19)	(19)
Net cash provided by (used in) investing activities	8,511	(1,584)

Cash flows from financing activities
Distributions	(1,448)	(384)
Net cash used in financing activities	(1,448)	(384)
Net increase (decrease) in cash and cash equivalents	9,300	(2,181)
Cash and cash equivalents, beginning of period	3,497	6,513
Cash and cash equivalents, end of period	$12,797	$4,332

Supplemental schedule of disclosures of cash flow information
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$-	$1,233

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At September 30, 2010, the Fund’s bank balances exceeded federally insured limits by $4.4 million, of which $2.4 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

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

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in February 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.2 million and $0.5 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2010 and the year ended December 31, 2009.

	September 30, 2010	December 31, 2009
	(in thousands)
Balance, beginning of period	$429	$392
Liabilities incurred	33	147
Liabilities settled	-	(178)
Accretion expense	10	11
Revisions to previous estimates	-	57
Balance, end of period	$472	$429

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  The Fund did not record any impairments during the three and nine months ended September 30, 2010 or during the three months ended September 30, 2009.  During the nine months ended September 30, 2009, the Fund recorded impairments of $0.3 million related to additional retirement obligations for Main Pass 30 well #1, which was determined to be fully depleted at December 31, 2008.  The fair value of the impaired well was determined based on level 3 inputs, which include projected income from proved and probable reserves utilizing forward price curves, net of anticipated costs, discounted.

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

At September 30, 2010, the Fund had outstanding derivative contracts with respect to its future production of gas that are not designated for hedge accounting as detailed in the following table.  The Fund had no derivative financial instruments prior to January 2010.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)

October 1, 2010 - October 31, 2010	Put Options	22,481	$4.90	$24

During the three and nine months ended September 30, 2010, the Fund’s derivative instrument income included unrealized gains of $1 thousand and $18 thousand, respectively.

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2010, the Fund had no unproved properties.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Main Pass 221/222	$-	$(4)	$(231)	$(50)
Eagle Project	-	1,388	(65)	1,388
Main Pass 30 wells	1	(32)	(41)	6,745
Neptune Project	-	-	(9)	3,099
	$1	$1,352	$(346)	$11,182

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

7.  Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2009, the Manager reduced, then waived its management fee for the remaining life of the Fund.  Management fees for the three and nine months ended September 30, 2009 were $0.3 million and $1.3 million, respectively.  The Fund recorded costs relating to services provided by the Manager for accounting and investor relations.  Such costs, included within general and administrative expenses, were $20 thousand and $60 thousand for the three and nine months ended September 30, 2010, respectively.

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

8.  Fair Value Measurements

At September 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, insurance receivable, salvage fund and accrued expenses approximate fair value.  At September 30, 2010, derivative instruments are recorded at fair value based on Level 2 inputs, as the instrument is an over-the-counter derivative with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $2.9 million related to its investment properties, all of which is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

The third well in the Main Pass 30 project began drilling in October 2007.  In December 2007, Chevron encountered a mechanical problem, or underground “blowout”, caused by a small pocket of gas, necessitating the completion of a sidetrack. In March 2009, drilling resumed on the sidetrack, which ultimately resulted in a dry-hole determination.  During 2008, the Fund filed an insurance claim for the total estimated cost of the sidetrack.  During the nine months ended September 30, 2010, the Fund adjusted its estimate related to the insurance receivable to $4.6 million based upon its final settlement with the insurance provider, resulting in an additional charge to casualty loss of $2.5 million.  As of September 30, 2010, the Fund has collected the final payment from its insurance provider of $4.6 million related to this claim.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent	Total
	Working	through	Estimated
	Interest	September 30, 2010	Budget	Status
		(in thousands)
Non-producing Properties
Emerald Project well #3	12.5%	$-	$2,624	Drilling date to be determined; currently
				expected in second quarter 2011.
Carrera Project	2.0%	$2,842	$3,089	Completion efforts are ongoing.
				Production expected January 2011.
Producing Properties
Liberty Project	2.0%	$2,994	$2,994	Well completed and production commenced
				July 2010.
Emerald Project well #1	12.5%	$8,197	$8,197	Production commenced in February 2009.

Emerald Project well #2	12.5%	$1,949	$1,982	Well completed and production commenced
				July 2010. Workover completed in October 2010
				at a cost of $33 thousand.

In April 2010, the Deepwater Horizon, which was drilling a BP-operated project in the deepwater of the Gulf of Mexico, sank after an apparent blowout and fire.  As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing.  Neither the Fund nor any operators of the Fund’s projects owns an interest in the affected field.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico, which has been lifted effective October 12, 2010.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$1,869	$505	$3,244	$1,422

Expenses
Depletion and amortization	1,183	395	2,057	950
Dry-hole costs	1	1,352	(346)	11,182
Impairment of proved properties	-	-	-	341
Management fees to affiliate	-	325	-	1,258
Casualty loss	-	-	2,498	344
Operating expenses	75	75	215	384
General and administrative expenses	101	70	394	314
Total expenses	1,360	2,217	4,818	14,773
Income (loss) from operations	509	(1,712)	(1,574)	(13,351)
Other income
Interest income	10	76	32	233
Derivative instrument income	18	-	68	-
Total other income	28	76	100	233
Net income (loss)	537	(1,636)	(1,474)	(13,118)
Other comprehensive loss
Unrealized loss on marketable securities	-	(45)	-	(145)
Total comprehensive income (loss)	$537	$(1,681)	$(1,474)	$(13,263)

Overview.   During the three and nine months ended September 30, 2010, the Fund had three producing wells, including the Emerald Project well #1, which commenced production in February 2009, and the Liberty Project and the Emerald Project well #2, which commenced production in July 2010.

The Fund’s revenues, depletion and amortization and lease operating expense were affected by the timing of the onset of production of the Fund’s wells.  Additionally, during the three and nine months ended September 30, 2009, Main Pass 30 well #1, which had been fully depleted as of December 31, 2008, produced small amounts of gas, which impacted the Fund’s revenue and lease operating expenses.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended September 30, 2010 was $1.9 million, a $1.4 million increase from the three months ended September 30, 2009.  The increase is attributable to increased average prices totaling $0.7 million coupled with the impact of increased sales volume totaling $0.6 million.

Oil sales volumes were 9 thousand barrels and 1 thousand barrels for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $75 per barrel during the three months ended September 30, 2010 compared to $63 per barrel during the three months ended September 30, 2009.

Gas sales volumes were 245 thousand mcf and 145 thousand mcf for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.10 per mcf during the three months ended September 30, 2010 compared to $3.09 per mcf during the three months ended September 30, 2009.

Oil and gas revenue for the nine months ended September 30, 2010 was $3.2 million, a $1.8 million increase from the nine months ended September 30, 2009.  The increase is attributable to the impact of increased average prices totaling $0.9 million coupled with the impact of increased sales volumes totaling $0.9 million.

Oil sales volumes were 11 thousand barrels and 3 thousand barrels for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $75 per barrel during the nine months ended September 30, 2010 compared to $52 per barrel during the nine months ended September 30, 2009.

Gas sales volumes were 491 thousand mcf and 353 thousand mcf for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.14 per mcf during the nine months ended September 30, 2010 compared to $3.50 per mcf during the nine months ended September 30, 2009.

The increase in volumes for the three and nine months ended September 30, 2010 is primarily attributable to the onset of production of the Liberty and Emerald well #2 projects.  See “Overview” above for additional discussion.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2010 was $1.2 million and $2.1 million, respectively, an increase of $0.8 million and $1.1 million from the three and nine months ended September 30, 2009, respectively.  The increase in the three month period resulted from an increase in production volumes totaling $0.5 million, coupled with an increase in average depletion rates totaling $0.3 million.  The increase in the nine month period resulted from an increase in production volumes totaling $0.6 million, coupled with an increase in average depletion rates totaling $0.5 million.  The increases in depletion rates were primarily the result of the composite of productive wells.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Main Pass 221/222	$-	$(4)	$(231)	$(50)
Eagle Project	-	1,388	(65)	1,388
Main Pass 30 wells	1	(32)	(41)	6,745
Neptune Project	-	-	(9)	3,099
	$1	$1,352	$(346)	$11,182

Impairment of Proved Properties.  The Fund recorded impairment expense of $0.3 million for the nine months ended September 30, 2009 related to additional retirement obligations for Main Pass 30 well #1, which was fully depleted at December 31, 2008.  There was no impairment expense for the three and nine months ended September 30, 2010 or for the three months ended September 30, 2009.

Management Fees to Affiliate.  Management fees for the three and nine months ended September 30, 2009 were $0.3 million and $1.3 million, respectively.  The Fund did not incur management fees for the three and nine months ended September 30, 2010.  In accordance with the LLC agreement, the Manager is entitled to receive an annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2009, the Manager reduced, then waived its management fee for the remaining life of the Fund.   Accordingly, there were no management fees to affiliate for the three and nine months ended September 30, 2010.

Casualty Loss.  Casualty losses for the nine months ended September 30, 2010 were $2.5 million, resulting from changes in estimates related to the final settlement of the Main Pass 30 well #3 insurance claim.  For the nine months ended September 30, 2009 the Fund recorded a casualty loss of $0.3 million related to the Fund’s portion of the deductible for Main Pass 30 well #3 insurance claim.  There was no casualty loss for the three months ended September 30, 2010 and 2009.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$93	$72	$194	$313
Accretion expense	3	3	10	8
Workover costs	(22)	-	9	-
Geological costs	1	-	2	63
	$75	$75	$215	$384

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three months ended September 30, 2010, the average production cost was $0.27 per mcfe compared to $0.46 per mcfe for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, the average production cost was $0.31 per mcfe compared to $0.83 per mcfe for the nine months ended September 30, 2009.  The decreases were attributable to lower lease operating costs per mcfe for the Liberty and Emerald projects as compared to the Main Pass 30 field. Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.  Workover costs and credits for the three and nine months ended September 30, 2010 was attributable to the Emerald Project well #1.  Geological costs for the three and nine months ended September 30, 2010 related to geological surveys for the Liberty, Carrera and Emerald well #2 projects. Geological costs for the three and nine months ended September 30, 2009 related to geological surveys for the Emerald Project well #1.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Insurance expense	$42	$22	$180	$156
Accounting fees	37	42	145	134
Management reimbursement and other	20	-	60	-
Trust fees and other	2	6	9	24
	$101	$70	$394	$314

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

Interest Income.   Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended September 30, 2010 was $10 thousand, a $66 thousand decrease from the three months ended September 30, 2009.   Interest income for the nine months ended September 30, 2010 was $32 thousand, a $0.2 million decrease from the nine months ended September 30, 2009.   The decreases were the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Derivative Instrument Income.  In January 2010, the Fund entered into a derivative contract for put options relating to the pricing of gas for a portion of its anticipated production.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis.  During the three months ended September 30, 2010 realized gains related to these contracts were $17 thousand and unrealized gains related to these contracts were $1 thousand.  During the nine months ended September 30, 2010, realized gains related to these contracts were $50 thousand and unrealized gains related to these contracts were $18 thousand.  There was no derivative activity during the three and nine months ended September 30, 2009.

Unrealized Loss on Marketable Securities.  During 2008, the Fund purchased available-for-sale U.S. Treasury securities, which were sold in October 2009.  Unrealized gains and losses related to the securities’ change in fair value are recorded in other comprehensive income until realized.  For the three and nine months ended September 30, 2009, the Fund recorded an unrealized loss of $45 thousand and $0.1 million, respectively.  The Fund did not record an unrealized gain or loss for the three and nine months ended September 30, 2010.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2010 were $2.2 million, primarily related to revenue received of $2.8 million, partially offset by general and administrative expenses of $0.4 million and operating expenses of $0.2 million.

Cash flows used in operating activities for the nine months ended September 30, 2009 were $0.2 million, primarily attributable to management fees of $1.3 million, operating expenses of $0.4 million, general and administrative expenses of $0.3 million and asset retirement liabilities settled of $0.2 million, partially offset by revenue received of $1.3 million and interest income received of $0.6 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2010 were $8.5 million, primarily related to proceeds from the maturity of U.S. Treasury securities totaling $7.0 million, collection of the Main Pass 30 well #3 insurance receivable of $4.6 million, partially offset by capital expenditures for oil and gas properties totaling $3.1 million, inclusive of advances.

Cash flows used in investing activities for the nine months ended September 30, 2009 were $1.6 million, primarily related to capital expenditures for oil and gas properties totaling $9.8 million, partially offset by proceeds from the maturity of U.S. Treasury securities totaling $5.0 million and the partial collection of the Main Pass 30 well #3 insurance receivable of $3.2 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2010 were $1.4 million related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2009 were $0.4 million related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $2.9 million related to its investment properties, all of which is expected to be spent during the next twelve months.

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

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand, short-term investments, if any,  and income earned therefrom.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Q FUND, LLC
Dated:	October 28, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 28, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)