Form 10-Q
period 2011-06-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2011-07-28
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of July 28, 2011 the Fund had 830.5577 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$8,783	$6,890
Short-term investments in marketable securities	5,000	4,997
Production receivable	1,040	890
Other current assets	120	968
Total current assets	14,943	13,745
Salvage fund	1,184	1,171
Oil and gas properties:
Advances to operators for working interests and expenditures	-	181
Unproved properties	1,419	1,418
Proved properties	16,604	16,249
Less: accumulated depletion and amortization	(6,838)	(4,556)
Total oil and gas properties, net	11,185	13,292
Total assets	$27,312	$28,208

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$303	$224
Accrued expenses	40	50
Total current liabilities	343	274
Asset retirement obligations	488	488
Total liabilities	831	762

Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(4,474)	(3,916)
Retained earnings	2,050	1,363
Manager's total	(2,424)	(2,553)

Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(25,349)	(22,187)
Accumulated deficit	(54,713)	(56,781)
Shareholders' total	28,905	29,999
Total members' capital	26,481	27,446
Total liabilities and members' capital	$27,312	$28,208

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$2,958	$588	$5,213	$1,375

Expenses
Depletion and amortization	1,389	435	2,282	874
Dry-hole costs	(298)	(259)	(315)	(347)
Casualty loss	-	2,498	-	2,498
Operating expenses	120	94	262	140
General and administrative expenses	93	194	178	293
Total expenses	1,304	2,962	2,407	3,458
Income (loss) from operations	1,654	(2,374)	2,806	(2,083)
Other (loss) income	(89)	(42)	(51)	72
Net income (loss)	$1,565	$(2,416)	$2,755	$(2,011)

Manager Interest
Net income	$387	$12	$687	$121

Shareholder Interest
Net income (loss)	$1,178	$(2,428)	$2,068	$(2,132)
Net income (loss) per share	$1,418	$(2,923)	$2,490	$(2,567)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$2,755	$(2,011)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	2,282	874
Dry-hole costs	(315)	(347)
Casualty loss	-	2,498
Derivative instrument loss (income)	75	(50)
Derivative instrument settlements	36	39
Changes in assets and liabilities:
(Increase) decrease in production receivable	(150)	2
Increase in other current assets	(166)	(8)
(Decrease) increase in due to operators	(28)	20
(Decrease) increase in accrued expenses	(10)	18
Net cash provided by operating activities	4,479	1,035

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(77)
Credits (expenditures) for capital investment properties	1,147	(2,526)
Proceeds from the maturity of investments	5,000	7,001
Investments in marketable securities	(5,000)	-
Interest reinvested in salvage fund	(13)	(13)
Net cash provided by investing activities	1,134	4,385

Cash flows from financing activities
Distributions	(3,720)	(854)
Net cash used in financing activities	(3,720)	(854)
Net increase in cash and cash equivalents	1,893	4,566
Cash and cash equivalents, beginning of period	6,890	3,497
Cash and cash equivalents, end of period	$8,783	$8,063

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$181	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2011, the Fund’s bank balances exceeded federally insured limits by $6.3 million, of which $5.6 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At June 30, 2011, the Fund had short-term, held-to-maturity investments of $5.0 million, which mature in October 2011.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in February 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $0.2 million and $0.1 million, respectively, related to capital expenditures for oil and gas properties.

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

3.   Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective beginning January 1, 2010.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund’s financial statements for the year ending December 31, 2011. The adoption of the guidance is not expected to have a material impact.

4.   Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. In January 2011, the Fund entered into two eight-month derivative contracts for put options relating to the pricing of gas for a portion of its anticipated production.  During the second quarter 2011, the Fund entered into three twelve-month derivative contracts for put options relating to the pricing of oil for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 8. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets”.  The derivative contracts relating to gas pricing are settled based upon reported prices on NYMEX.  The derivative contracts relating to oil pricing are settled based upon averaged reported prices on ICE.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other (loss) income.”  Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At June 30, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil and gas that are not designated for hedge accounting as detailed in the following tables.

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)
July 1, 2011 - October 31, 2011	Put Options	122,308	$4.25	$9
July 1, 2011 - October 31, 2011	Put Options	122,308	$4.35	$12

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
July 1, 2011 - April 30, 2012	Put Options	7,777	$105.00	$34
July 1, 2011 - April 30, 2012	Put Options	3,724	$112.00	$25
July 1, 2011 - April 30, 2012	Put Options	3,724	$100.00	$12

For the three and six months ended June 30, 2011 and 2010, the Fund’s derivative instrument income consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Realized (losses) gains on derivative instruments	$(54)	$36	$(36)	$32
Unrealized (losses) gains on derivative instruments	(47)	(89)	(39)	18
	$(101)	$(53)	$(75)	$50

5.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2011, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.   During the three and six months ended June 30, 2011 and 2010, the Fund received credits related to Main Pass 30, Main Pass 221/222 and the Eagle Project.

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

7.   Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee, equal to 2.5% of total shareholder contributions.  During 2009, the Manager reduced, then waived its management fee for the remaining life of the Fund.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations. Such costs, totaling $20 thousand for each of the three months ended June 30, 2011 and 2010, and $40 thousand for each of the six months ended June 30, 2011 and 2010, were included in general and administrative expenses.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three months ended June 30, 2011 and 2010 were $0.3 million and $0.1 million, respectively. Distributions paid to the Manager for the six months ended June 30, 2011 and 2010 were $0.6 million and $0.1 million, respectively.

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

8.  Fair Value Measurements

At June 30, 2011 and December 31, 2010, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At June 30, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

9.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $6.9 million related to its investment properties, of which $6.7 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

During the three months ended June 30, 2010, the Fund adjusted its estimate related to its Main Pass 30 insurance receivable based upon its final settlement with its insurance provider, resulting in an additional charge to casualty loss of $2.5 million.

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 16, 2005 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development shallow water or deepwater oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement").

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

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	June 30, 2011	Budget	Status
		(in thousands)
Future Properties
Falcon Project	15.0%	$-	$4,196	Acquired interest in July 2011. Drilling expected to commence October 2011.
Non-producing Properties
Beta Project	2.25%	$1,419	$4,067	Drilling commenced in March 2010 and was suspended due to the moratorium. Awaiting issuance of drilling permit, which is currently expected in third quarter 2011. Acquired interest in October 2010.
Producing Properties
Emerald Project well #1	12.5%	$8,197	$8,197	Production commenced 2009.
Emerald Project well #2	12.5%	$1,892	$1,936	Production commenced July 2010. Recompletion efforts to access behind the pipe reserves are planned for 2013 at an estimated cost of $44 thousand.
Liberty Project	2.0%	$3,010	$3,010	Production commenced July 2010.
Carrera Project	2.0%	$3,042	$3,042	Production commenced June 2011.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$2,958	$588	$5,213	$1,375

Expenses
Depletion and amortization	1,389	435	2,282	874
Dry-hole costs	(298)	(259)	(315)	(347)
Casualty loss	-	2,498	-	2,498
Operating expenses	120	94	262	140
General and administrative expenses	93	194	178	293
Total expenses	1,304	2,962	2,407	3,458
Income (loss) from operations	1,654	(2,374)	2,806	(2,083)
Other (loss) income	(89)	(42)	(51)	72
Net income (loss)	$1,565	$(2,416)	$2,755	$(2,011)

Overview.   During the six months ended June 30, 2011, the Fund had four wells that produced for a total of 564 days, compared to one well that produced for a total of 176 days during the six months ended June 30, 2010.  The increase in total production days resulted from the onset of production for the Liberty Project and Emerald Project well #2, which commenced in July 2010 and Carrera Project, which commenced in June 2011.  During the six months ended June 30, 2011, the Fund's wells’ production rate averaged 1,417 mcfe/producing day, compared to 1,629 mcfe/producing day during the six months ended June 30, 2010.  The decrease was related to the composite of the Fund’s wells, which have varying amounts of working interest ownership.

Oil and Gas Revenue.     Oil and gas revenue for the three months ended June 30, 2011 was $3.0 million, a $2.4 million increase from the three months ended June 30, 2010.  The increase is attributable to the impact of the change in average prices totaling $1.1 million, increased sales volume totaling $1.0 million, and an increase in processing revenue of $0.3 million.

Oil sales volumes were 11 thousand barrels and 1 thousand barrels for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $112 per barrel during the three months ended June 30, 2011 compared to $78 per barrel during the three months ended June 30, 2010.

Gas sales volumes were 272 thousand mcf and 106 thousand mcf for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.10 per mcf during the three months ended June 30, 2011 compared to $4.17 per mcf during the three months ended June 30, 2010.

Oil and gas revenue for the six months ended June 30, 2011 was $5.2 million, a $3.8 million increase from the six months ended June 30, 2010.  The increase is attributable to increased sales volume totaling $2.4 million coupled with the impact of the change in average prices totaling $1.5 million.

Oil sales volumes were 21 thousand barrels and 2 thousand barrels for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $106 per barrel during the six months ended June 30, 2011 compared to $75 per barrel during the six months ended June 30, 2010.

Gas sales volumes were 566 thousand mcf and 233 thousand mcf for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $3.78 per mcf during the six months ended June 30, 2011 compared to $4.43 per mcf during the six months ended June 30, 2010.

The increases in sales volumes were primarily related to the timing of the onset of production for the Fund’s producing wells, as discussed in “Overview” above.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2011 was $1.4 million and $2.3 million, respectively, an increase of $1.0 million and $1.4 million from the three and six months ended June 30, 2010, respectively.  The increase in the three month period resulted from an increase in production volumes totaling $0.9 million coupled with an increase in average depletion rates totaling $0.1 million.  The increase in the six month period resulted from an increase in production volumes totaling $1.7 million, partially offset by a decrease in average depletion rates totaling $0.3 million.  The changes in average depletion rates during the three and six month periods were principally attributable to revisions in reserve estimates.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.   At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three and six months ended June 30, 2011 and 2010, the Fund received credits related to Main Pass 30, Main Pass 221/222 and the Eagle Project.

Casualty Loss.  Casualty losses for the three and six months ended June 30, 2010 were $2.5 million, resulting from changes in estimates related to the final settlement of the Main Pass 30 well #3 insurance claim.  There was no casualty loss for the three and six months ended June 30, 2011.

Operating Expenses.   Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$151	$59	$293	$101
Workover costs and other	(31)	35	$(31)	39
	$120	$94	$262	$140

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.39 per mcfe and $0.37 per mcfe during the three and six months ended June 30, 2011, respectively, compared to $0.46 per mcfe and $0.37 per mcfe during the three and six months ended June 30, 2010, respectively. Workover costs and credits for the three and six months ended June 30, 2011 and 2010 were attributable to the Emerald Project, which required maintenance to increase its rate of production.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Accounting fees	$36	$53	$72	$108
Insurance expense	33	118	58	138
Management reimbursement	20	20	40	40
Trust fees and other	4	3	8	7
	$93	$194	$178	$293

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

Other (Loss) Income.   Other (loss) income for the three and six months ended June 30, 2011 and 2010 is detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$12	$11	$24	$22
Realized (losses) gains on derivative instruments	(54)	36	(36)	32
Unrealized (losses) gains on derivative instruments	(47)	(89)	(39)	18
	$(89)	$(42)	$(51)	$72

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2011 were $4.5 million, primarily related to revenue received of $5.1 million, partially offset by operating expenses of $0.3 million, the purchase of derivative instruments of $0.2 million and payments for general and administrative expenses of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2010 were $1.0 million, primarily related to revenue received of $1.4 million, partially offset by payments for general and administrative expenses of $0.2 million and operating expenses of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2011 were $1.1 million, primarily related to proceeds from the maturity of U.S. Treasury securities of $5.0 million and net credits received on oil and gas properties of $1.1 million, partially offset by investments in U.S. Treasury securities of $5.0 million.

Cash flows provided by investing activities for the six months ended June 30, 2010 were $4.4 million, primarily related to proceeds from the maturity of U.S. Treasury securities totaling $7.0 million, partially offset by capital expenditures for oil and gas properties totaling $2.6 million, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2011 were $3.7 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2010 were $0.9 million related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $6.9 million related to its investment properties, of which $6.7 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY Q FUND, LLC
Dated:	July 28, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 28, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)