Form 10-Q
period 2011-09-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2011-10-28
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of October 27, 2011 the Fund had 830.5577 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$8,807	$6,890
Short-term investments in marketable securities	5,001	4,997
Production receivable	954	890
Other current assets	250	968
Total current assets	15,012	13,745
Salvage fund	1,190	1,171
Oil and gas properties:
Advances to operators for working interests and expenditures	1	181
Unproved properties	1,420	1,418
Proved properties	16,717	16,249
Less: accumulated depletion and amortization	(8,547)	(4,556)
Total oil and gas properties, net	9,591	13,292
Total assets	$25,793	$28,208

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$320	$224
Accrued expenses	27	50
Total current liabilities	347	274
Asset retirement obligations	488	488
Total liabilities	835	762

Commitments and contingencies (Note 6)
Members' capital:
Manager:
Distributions	(4,870)	(3,916)
Retained earnings	2,458	1,363
Manager's total	(2,412)	(2,553)

Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(27,593)	(22,187)
Accumulated deficit	(54,004)	(56,781)
Shareholders' total	27,370	29,999
Total members' capital	24,958	27,446
Total liabilities and members' capital	$25,793	$28,208

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$2,975	$1,869	$8,188	$3,244

Expenses
Depletion and amortization	1,709	1,183	3,991	2,057
Dry-hole costs	(133)	1	(448)	(346)
Casualty loss	-	-	-	2,498
Operating expenses	313	75	575	215
General and administrative expenses	67	101	245	394
Total expenses	1,956	1,360	4,363	4,818
Income (loss) from operations	1,019	509	3,825	(1,574)
Other income	98	28	47	100
Net income (loss)	$1,117	$537	$3,872	$(1,474)

Manager Interest
Net income	$408	$245	$1,095	$366

Shareholder Interest
Net income (loss)	$709	$292	$2,777	$(1,840)
Net income (loss) per share	$854	$352	$3,344	$(2,215)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$3,872	$(1,474)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	3,991	2,057
Dry-hole costs	(448)	(346)
Casualty loss	-	2,498
Derivative instrument income	(13)	(68)
Derivative instrument settlements	63	89
Changes in assets and liabilities:
Increase in production receivable	(64)	(435)
Increase in other current assets	(239)	(69)
Decrease in due to operators	(5)	(18)
(Decrease) increase in accrued expenses	(23)	3
Net cash provided by operating activities	7,134	2,237

Cash flows from investing activities
Payments to operators for working interests and expenditures	(1)	(308)
Credits (expenditures) for capital investment properties	1,163	(2,792)
Proceeds from insurance recovery	-	4,629
Proceeds from the maturity of investments	5,000	7,001
Investments in marketable securities	(5,000)	-
Interest reinvested in salvage fund	(19)	(19)
Net cash provided by investing activities	1,143	8,511

Cash flows from financing activities
Distributions	(6,360)	(1,448)
Net cash used in financing activities	(6,360)	(1,448)
Net increase in cash and cash equivalents	1,917	9,300
Cash and cash equivalents, beginning of period	6,890	3,497
Cash and cash equivalents, end of period	$8,807	$12,797

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$181	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

Organization
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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 4 and 6.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2011, the Fund’s bank balances exceeded federally insured limits by $6.3 million, of which $5.6 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund  has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At September 30, 2011, the Fund had short-term, held-to-maturity investments of $5.0 million, which matured in October 2011.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in February 2012.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $0.2 million and $0.1 million, respectively, related to capital expenditures for oil and gas properties.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivative instruments are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as other income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  See Note 2.  “Derivative Instruments,” for more information.

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

Recent Accounting Pronouncements
The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

2.   Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production. During the first quarter 2011, the Fund entered into two eight-month derivative contracts for put options relating to the pricing of gas for a portion of its anticipated production.  During the second quarter 2011, the Fund entered into three twelve-month derivative contracts for put options relating to the pricing of oil for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 5. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

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

At September 30, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil and gas that are not designated for hedge accounting as detailed in the following tables.

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
October 1, 2011 - April 30, 2012	Put Options	5,106	$105.00	$58
October 1, 2011 - April 30, 2012	Put Options	2,436	$112.00	$39
October 1, 2011 - April 30, 2012	Put Options	2,436	$100.00	$21

Production Period	Type of Contract	Volume in mmbtus	NYMEX Contract Price per mmbtu	Estimated Fair Value Asset
				(in thousands)
October 1, 2011 - October 31, 2011	Put Options	30,826	$4.25	$15
October 1, 2011 - October 31, 2011	Put Options	30,826	$4.35	$18

For the three and nine months ended September 30, 2011 and 2010, the Fund’s derivative instrument income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Realized (losses) gains on derivative instruments	$(38)	$17	$(74)	$50
Unrealized gains on derivative instruments	126	1	87	18
	$88	$18	$13	$68

3.  Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2011, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2011	2010	2011	2010
	(in thousands)
Main Pass 30	$(81)	$1	$(395)	$(41)
Main Pass 221/222	(50)	-	(50)	(231)
Other wells	(2)	-	(3)	(74)
	$(133)	$1	$(448)	$(346)

4.   Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee, equal to 2.5% of total shareholder contributions.  During 2009, the Manager reduced, then waived its management fee for the remaining life of the Fund.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations. Such costs, totaling $20 thousand for each of the three months ended September 30, 2011 and 2010, and $60 thousand for each of the nine months ended September 30, 2011 and 2010, were included in general and administrative expenses.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three months ended September 30, 2011 and 2010 were $0.4 million and $0.1 million, respectively. Distributions paid to the Manager for the nine months ended September 30, 2011 and 2010 were $1.0 million and $0.2 million, respectively.

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

5.  Fair Value Measurements

At September 30, 2011 and December 31, 2010, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.  At September 30, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $7.0 million related to its investment properties, of which $6.7 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

During the nine months ended September 30, 2010, the Fund adjusted its estimate related to its Main Pass 30 insurance receivable based upon its final settlement with its insurance provider, resulting in an additional charge to casualty loss of $2.5 million.

7.   Subsequent Events

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

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate. The Manager participates in distributions.

Revenues are subject to market pricing for oil and natural gas, which has been volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse effect on the Fund’s future profitability.

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.

		Total Spent	Total
	Working	through	Fund
Lease Block	Interest	September 30, 2011	Budget	Status
		(in thousands)
Non-producing Properties
Falcon Project	15.0%	$-	$4,192	Acquired interest in July 2011. Drilling expected to commence in January 2012 and results expected in February 2012.
Beta Project	2.25%	$1,420	$4,058
Drilling commenced in March 2010 and was suspended due to the moratorium.  Permit to resume drilling was obtained in August 2011.  Drilling expected to resume in fourth quarter 2011.  Acquired interest in October 2010.

Producing Properties
Emerald Project well #1	12.5%	$8,206	$8,281	Production commenced 2009. Compressor installation is scheduled for fourth quarter 2011 at an estimated cost of $0.1 million.
Emerald Project well #2	12.5%	$1,892	$1,936	Production commenced July 2010. Recompletion efforts to access behind the pipe reserves are planned for 2013 at an estimated cost of $44 thousand.
Liberty Project	2.0%	$3,012	$3,012	Production commenced July 2010.
Carrera Project	2.0%	$3,145	$3,155	Production commenced June 2011. Separator upgrade planned for October 2011 at an estimated cost of $10 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$2,975	$1,869	$8,188	$3,244

Expenses
Depletion and amortization	1,709	1,183	3,991	2,057
Dry-hole costs	(133)	1	(448)	(346)
Casualty loss	-	-	-	2,498
Operating expenses	313	75	575	215
General and administrative expenses	67	101	245	394
Total expenses	1,956	1,360	4,363	4,818
Income (loss) from operations	1,019	509	3,825	(1,574)
Other income	98	28	47	100
Net income (loss)	$1,117	$537	$3,872	$(1,474)

Overview.   The following table provides information related to the Fund’s oil and gas production during the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Number of wells producing	4	3	4	3
Total number of production days	358	248	922	424
Average mcfe per production day	1,044	1,513	1,319	1,561

The increases in production days were related to the onset of production for the Liberty and Carrera projects, which commenced in July 2010 and June 2011, respectively.  The decreases in average mcfe per production day were primarily related to a decrease in the Emerald Project wells #1 and #2, due to a reduction in pipeline pressure.  A compressor installation is scheduled for fourth quarter 2011 to improve production rates.

Oil and Gas Revenue.     Oil and gas revenue for the three months ended September 30, 2011 was $3.0 million, a $1.1 million increase from the three months ended September 30, 2010.  The increase is attributable to the impact of the change in average prices totaling $0.7 million coupled with increased sales volume totaling $0.3 million.

Oil and gas revenue for the nine months ended September 30, 2011 was $8.2 million, a $4.9 million increase from the nine months ended September 30, 2010.  The increase is attributable to increased sales volume totaling $3.6 million coupled with the impact of the change in average prices totaling $1.3 million.

The following table provides information related to the Fund’s oil and gas revenue during the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Oil sales in thousands of barrels	15	9	37	11
Average oil price per barrel	$105	$75	$105	$75
Gas sales in thousands of mcfs	234	245	836	491
Average gas price per mcf	$4.19	$4.10	$3.73	$4.14

The increases in sales volumes were primarily related to the timing of the onset of production for the Fund’s producing wells.  The decrease in gas volumes during the three months ended September 30, 2011 is related to the Emerald Project’s reduction in pipeline pressure, maintenance is scheduled for the fourth quarter 2011.  See additional discussion above in “Overview”.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2011 was $1.7 million and $4.0 million, respectively, an increase of $0.5 million and $1.9 million from the three and nine months ended September 30, 2010, respectively.  The increase in the three month period resulted from an increase in average depletion rates totaling $0.4 million coupled with an increase in production volumes totaling $0.1 million.    The increase in the nine month period resulted primarily from an increase in production volumes totaling $1.9 million.  The increase in average depletion rate during the three month period was attributable to higher cost reserve additions, principally related to Carrera Project.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2011	2010	2011	2010
	(in thousands)
Main Pass 30	$(81)	$1	$(395)	$(41)
Main Pass 221/222	(50)	-	(50)	(231)
Other wells	(2)	-	(3)	(74)
	$(133)	$1	$(448)	$(346)

Casualty Loss.  Casualty loss for the nine months ended September 30, 2010 was $2.5 million, resulting from changes in estimates related to the final settlement of the Main Pass 30 well #3 insurance claim.  There was no casualty loss for the three months ended September 30, 2011 and 2010 and for the nine months ended September 30, 2011.

Operating Expenses.   Operating expenses represent costs specifically identifiable or allocable to the Fund's wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$161	$93	$454	$194
Geologocal costs	152	1	152	2
Workover costs and other	-	(19)	(31)	19
	$313	$75	$575	$215

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.43 per mcfe and $0.37 per mcfe during the three and nine months ended September 30, 2011, respectively, compared to $0.27 per mcfe and $0.31 per mcfe during the three and nine months ended September 30, 2010, respectively. Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals for the Fund’s projects.  Workover costs and credits were attributable to the Emerald Project, which required maintenance to increase its rate of production.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Accounting fees	$17	$37	$89	$145
Insurance expense	27	42	85	180
Management reimbursement	20	20	60	60
Trust fees and other	3	2	11	9
	$67	$101	$245	$394

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

Other  Income.   Other income for the three and nine months ended September 30, 2011 and 2010 is detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$10	$10	$34	$32
Realized (losses) gains on derivative instruments	(38)	17	(74)	50
Unrealized gains on derivative instruments	126	1	87	18
	$98	$28	$47	$100

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2011 were $7.1 million, primarily related to revenue received of $8.1 million, partially offset by operating expenses paid of $0.6 million, payments for general and administrative expenses of $0.3 million and the purchase of derivative instruments of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2010 were $2.2 million, primarily related to revenue received of $2.8 million, partially offset by general and administrative expenses of $0.4 million and operating expenses of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2011 were $1.1 million, primarily related to proceeds from the maturity of U.S. Treasury securities of $5.0 million and net credits received on oil and gas properties of $1.2 million, partially offset by investments in U.S. Treasury securities of $5.0 million.

Cash flows provided by investing activities for the nine months ended September 30, 2010 were $8.5 million, primarily related to proceeds from the maturity of U.S. Treasury securities totaling $7.0 million and collection of the Main Pass 30 well #3 insurance receivable of $4.6 million, partially offset by capital expenditures for oil and gas properties totaling $3.1 million, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2011 were $6.4 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2010 were $1.4 million related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2011, the Fund had committed to spend an additional $7.0 million related to its investment properties, of which $6.7 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 1 of Notes to Unaudited Condensed Financial Statements – “Organization and Summary of Significant Accounting Policies” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Q FUND, LLC
Dated:	October 27, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 27, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)