Form 10-Q
period 2014-06-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2014-08-05
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Yes ☐     No ☒

As of August 5, 2014 the Fund had 830.5577 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$6,355	$8,267
Production receivable	425	279
Other current assets	20	157
Total current assets	6,800	8,703
Salvage fund	1,245	1,241
Other assets	281	321
Oil and gas properties:
Advances to operators for working interests and expenditures	-	68
Proved properties	20,629	19,800
Equipment and facilities - in progress	3,951	2,072
Less: accumulated depletion, depreciation and amortization	(15,523)	(13,777)
Total oil and gas properties, net	9,057	8,163
Total assets	$17,383	$18,428
Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,419	$917
Accrued expenses	33	43
Total current liabilities	1,452	960
Asset retirement obligations	959	959
Total liabilities	2,411	1,919
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(6,859)	(6,680)
Retained earnings	4,483	4,296
Manager's total	(2,376)	(2,384)
Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(38,867)	(37,851)
Accumulated deficit	(52,752)	(52,223)
Shareholders' total	17,348	18,893
Total members' capital	14,972	16,509
Total liabilities and members' capital	$17,383	$18,428

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue
Oil and gas revenue	$1,087	$1,448	$1,970	$3,105

Expenses
Depletion, depreciation and amortization	316	381	630	769
Impairment of oil and gas properties	1,116	-	1,116	-
Operating expenses	151	192	244	384
Workover expense	22	55	195	83
General and administrative expenses	66	103	135	200
Total expenses	1,671	731	2,320	1,436
(Loss) income from operations	(584)	717	(350)	1,669
Interest income	4	5	8	11
Net (loss) income	$(580)	$722	$(342)	$1,680

Manager Interest
Net income	$111	$163	$187	$362

Shareholder Interest
Net (loss) income	$(691)	$559	$(529)	$1,318
Net (loss) income per share	$(832)	$673	$(637)	$1,588

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2014	2013

Cash flows from operating activities
Net (loss) income	$(342)	$1,680
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion, depreciation and amortization	630	769
Impairment of oil and gas properties	1,116	-
Changes in assets and liabilities:
(Increase) decrease in production receivable	(146)	310
Decrease in other current assets	27	61
Increase in due to operators	27	64
(Decrease) increase in accrued expenses	(10)	2
Net cash provided by operating activities	1,302	2,886

Cash flows from investing activities
Capital expenditures for oil and gas properties	(2,015)	(401)
Interest reinvested in salvage fund	(4)	(11)
Net cash used in investing activities	(2,019)	(412)

Cash flows from financing activities
Distributions	(1,195)	(1,459)
Net cash used in financing activities	(1,195)	(1,459)

Net (decrease) increase in cash and cash equivalents	(1,912)	1,015
Cash and cash equivalents, beginning of period	8,267	7,971
Cash and cash equivalents, end of period	$6,355	$8,986

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$68	$-

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value.  The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets.  Level 2 inputs consist of quoted prices for similar instruments.  Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.  Cash and cash equivalents approximate fair value based on Level 1 inputs.  Mortgage-backed securities are recorded based on Level 2 inputs, as such instruments trade in over-the-counter markets.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At June 30, 2014, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At June 30, 2014 and December 31, 2013, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that are classified as available-for-sale of $0.3 million, which mature in January 2042.  Available-for-sale securities are carried in the financial statements at fair value. At June 30, 2014 and December 31, 2013, the fair market value approximated the Fund’s carrying value, therefore there was no unrealized gain or loss related to the Fund’s available-for-sale investments.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of the Credit Agreement (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”.  At June 30, 2014 and December 31, 2013, $0.3 million of debt discounts and deferred financing costs were unamortized.  Amortization expense was $20 thousand for each of the three months ended June 30, 2014 and 2013. Amortization expense was $40 thousand for each of the six months ended June 30, 2014 and 2013. During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. Costs of developing production facilities and pipelines that service multiple oil and gas properties are segregated as “Equipment and facilities - in progress.”  Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory drilling costs are expensed as dry-hole costs.  Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred.  Workover expense of $22 thousand and $0.2 million during the three and six months ended June 30, 2014, respectively, primarily related to the Carrera and Emerald projects.  Workover expense of $0.1 million during each of the three and six months ended June 30, 2013, respectively, primarily related to the Emerald, Carrera and Liberty projects.

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion, depreciation and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At June 30, 2014 and December 31, 2013, amounts recorded in due to operators totaling $1.3 million and $0.8 million, respectively, related to capital expenditures for oil and gas properties.

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

During the three and six months ended June 30, 2014, the Fund recorded an impairment of $1.1 million, which was attributable to revisions to reserve estimates for the Emerald Project as a result of the full depletion of well #1.  The fair value of the Emerald Project at the date of impairment was $0.5 million.  Such amounts were determined based on Level 3 inputs, which included projected income from reserves utilizing forward price curves, net of anticipated costs, discounted. There were no impairments to oil and gas properties during the three and six months ended June 30, 2013.

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

2.           Related Parties

In accordance with the LLC Agreement, the Manager is entitled to an annual management fee equal to 2.5% of total shareholder contributions.  During 2009, the Manager waived its management fee for the remaining life of the Fund.  Upon waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations.  Such costs, included within general and administrative expenses, were $20 thousand for each of the three months ended June 30, 2014 and 2013, and $40 thousand for each of the six months ended June 30, 2014 and 2013.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager were $0.1 million for each of the three months ended June 30, 2014 and 2013, and $0.2 million for each of the six months ended June 30, 2014 and 2013.

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

As of June 30, 2014 and December 31, 2013, the Fund had no borrowings under the Credit Agreement.  The Fund anticipates it will borrow approximately $5.4 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn.  Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected to occur in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interests in the Beta Project to the Lenders.  The Fund recorded the additional consideration as debt discounts and deferred financing costs at a fair value of $0.4 million, which is amortized to interest expense over the expected payoff period of the Loan.  The fair value of the ORRI was determined using net discounted cash flows from the Beta Project related to the ORRI based on Level 3 inputs, which include projected net income from reserves and forward pricing curves.  At June 30, 2014 and December 31, 2013, the outstanding debt discounts and deferred financing costs were $0.3 million.

The Credit Agreement contains customary covenants, for which the Fund believes it is in compliance at June 30, 2014 and December 31, 2013.

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

As of June 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $12.1 million, of which $5.0 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital by $6.7 million at June 30, 2014, which includes projected interest costs and asset retirement obligations for the Beta Project. In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $5.4 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See Note 3. “Credit Agreement – Beta Project Financing,” for additional information. The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

During the past several years, the United States Congress, as well as certain regulatory agencies with jurisdiction over the Fund’s business, have considered or proposed legislation or regulation relating to the upstream oil and gas industry both onshore and offshore including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990.  If any such proposals were to be enacted or adopted they could potentially materially impact the Fund’s operations.  It is not possible at this time to predict whether such legislation or regulation, if proposed, will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact the Fund’s business. Any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2014	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.25%	$7,484	$19,549	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Carrera Project	2.0%	$3,250	$3,250	Production commenced in 2011. Well is currently producing, however, was shut-in periodically during 2014 due to maintenance activities.
Emerald Project well #2	12.5%	$1,937	$1,937	Production commenced in 2010.
Liberty Project	2.0%	$3,008	$3,028	Production commenced in 2010. Well is currently producing, however, was shut-in for three weeks during July 2014. Recompletion is planned for 2015 at an estimated cost of $20 thousand.
Fully Depleted
Emerald Project well #1	12.5%	$8,271	$8,271	Production commenced in 2009. Well reached the end of its productive life in second quarter 2014.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$1,087	$1,448	$1,970	$3,105

Expenses
Depletion, depreciation and amortization	316	381	630	769
Impairment of oil and gas properties	1,116	-	1,116	-
Operating expenses	151	192	244	384
Workover expense	22	55	195	83
General and administrative expenses	66	103	135	200
Total expenses	1,671	731	2,320	1,436
(Loss) income from operations	(584)	717	(350)	1,669
Interest income	4	5	8	11
Net (loss) income	$(580)	$722	$(342)	$1,680

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Number of wells producing	4	4	4	4
Total number of production days	284	326	548	642
Oil sales (in thousands of barrels)	7	8	10	19
Average oil price per barrel	$101	$105	$100	$107
Gas sales (in thousands of mcfs)	65	155	182	319
Average gas price per mcf	$4.41	$3.64	$4.48	$3.49

The decreases in production days and sales volumes were primarily attributable to the Emerald Project well #1, which reached the end of its productive life in second quarter 2014 and the Carrera Project, which was shut-in periodically during first and second quarter 2014, along with natural declines in well production. See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2014 was $1.1 million, a decrease of $0.4 million from the three months ended June 30, 2013.  The decrease is attributable to decreased sales volume totaling $0.5 million, partially offset by the impact of the change in average prices totaling $0.1 million.  Oil and gas revenue for the six months ended June 30, 2014 was $2.0 million, a decrease of $1.1 million from the six months ended June 30, 2013.  The decrease is attributable to decreased sales volume totaling $1.4 million, partially offset by the impact of the change in average prices totaling $0.2 million. See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended June 30, 2014 was $0.3 million, a decrease of $0.1 million from the three months ended June 30, 2013.  The decrease resulted from a decrease in production volumes totaling $0.2 million, partially offset by an increase in average depletion rates totaling $0.1 million.  Depletion, depreciation and amortization for the six months ended June 30, 2014 was $0.6 million, a decrease of $0.1 million from the six months ended June 30, 2013.  The decrease resulted from a decrease in production volumes totaling $0.3 million, partially offset by an increase in average depletion rates totaling $0.2 million. The increase in average depletion rates was primarily attributable to decreases in reserve estimates, primarily related to the Emerald Project.  See “Overview” above for additional information.

Impairment of Oil and Gas Properties. During the three and six months ended June 30, 2014, the Fund recorded an impairment of $1.1 million, which was attributable to revisions to reserve estimates for the Emerald Project well #1 as such was determined to be fully depleted at June 30, 2014.  There were no impairments to oil and gas properties during the three and six months ended June 30, 2013.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Lease operating expense	$164	$180	$279	$360
Geological costs	5	4	8	13
Dry-hole costs	(18)	8	(43)	11
	$151	$192	$244	$384

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”. The average production cost was $9.45 per barrel of oil equivalent (“BOE”) and $6.87 per BOE during the three and six months ended June 30, 2014, respectively, compared to $5.24 per BOE and $4.99 per BOE during the three and six months ended June 30, 2013, respectively. Geological costs represent costs incurred to obtain seismic data, surveys, and lease rentals.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

Workover Expense. Workover expense represents costs to restore or stimulate production of existing reserves.  During the three and six months ended June 30, 2014 and 2013, workover expense was primarily attributable to repairs and maintenance for the Carrera and Emerald projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Accounting and professional fees	$29	$43	$61	$90
Management reimbursement and other	20	22	41	44
Insurance expense	17	38	33	66
	$66	$103	$135	$200

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

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents, salvage fund and available-for-sale investments.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2014 were $1.3 million, primarily related to revenue received of $1.8 million, partially offset by operating expenses paid of $0.2 million, workover expense paid of $0.2 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2013 were $2.9 million, primarily related to revenue received of $3.4 million, partially offset by operating expenses paid of $0.4 million and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2014 were $2.0 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the six months ended June 30, 2013 were $0.4 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2014 were $1.2 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2013 were $1.5 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2014, the Fund has one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $12.1 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure. It is also possible that full development of the Beta Project will entail the drilling of an additional well beyond the four projected wells, the cost of which is not included in the above estimates. See “Liquidity Needs” below for additional information.

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

As of June 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $12.1 million, of which $5.0 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital by $6.7 million at June 30, 2014, which includes projected interest costs and asset retirement obligations for the Beta Project. In November 2012, the Fund entered into a credit agreement that provides for an aggregate loan commitment of up to $5.4 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020. See “Credit Agreement” below for additional information. The Fund expects that cash flows from operations will be sufficient to fund its remaining commitments.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $5.4 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of June 30, 2014 and December 31, 2013, the Fund had no borrowings under the Credit Agreement.  See Note 3 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Q FUND, LLC
Dated:	August 5, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)