Form 10-Q
period 2015-09-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2015-10-29
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
 Yes ☐     No ☒

As of October 29, 2015 the Fund had 830.5577 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,655	$3,951
Salvage fund	766	-
Production receivable	20	140
Other current assets	-	43
Total current assets	2,441	4,134
Salvage fund	488	1,250
Other assets	180	241
Oil and gas properties:
Proved properties	14,903	15,814
Less: accumulated depletion and amortization	(2,955)	(6,318)
Total oil and gas properties, net	11,948	9,496
Total assets	$15,057	$15,121

Liabilities and Members' Capital
Current liabilities:
Due to operators	$1,099	$1,002
Accrued expenses	97	36
Asset retirement obligations	766	-
Total current liabilities	1,962	1,038
Asset retirement obligations	363	978
Total liabilities	2,325	2,016
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(7,081)	(7,049)
Retained earnings	4,596	4,599
Manager's total	(2,485)	(2,450)
Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(40,120)	(39,944)
Accumulated deficit	(53,630)	(53,468)
Shareholders' total	15,217	15,555
Total members' capital	12,732	13,105
Total liabilities and members' capital	$15,057	$15,121

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue
Oil and gas revenue	$132	$756	$461	$2,726

Expenses
Depletion and amortization	42	231	103	861
Impairment of oil and gas properties	-	-	-	1,116
Operating expenses	130	209	358	668
General and administrative expenses	61	57	170	172
Total expenses	233	497	631	2,817
(Loss) income from operations	(101)	259	(170)	(91)
Interest income	1	5	5	13
Net (loss) income	$(100)	$264	$(165)	$(78)

Manager Interest
Net (loss) income	$(9)	$72	$(3)	$259

Shareholder Interest
Net (loss) income	$(91)	$192	$(162)	$(337)
Net (loss) income per share	$(110)	$230	$(196)	$(407)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2015	2014

Cash flows from operating activities
Net loss	$(165)	$(78)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	103	861
Impairment of oil and gas properties	-	1,116
Accretion expense	55	-
Changes in assets and liabilities:
Decrease in production receivable	120	5
Decrease (increase) in other current assets	24	(8)
(Decrease) increase in due to operators	(96)	39
Increase (decrease) in accrued expenses	61	(9)
Net cash provided by operating activities	102	1,926

Cash flows from investing activities
Capital expenditures for oil and gas properties	(2,186)	(3,387)
Investments in salvage fund	(4)	(7)
Net cash used in investing activities	(2,190)	(3,394)

Cash flows from financing activities
Distributions	(208)	(1,807)
Net cash used in financing activities	(208)	(1,807)

Net decrease in cash and cash equivalents	(2,296)	(3,275)
Cash and cash equivalents, beginning of period	3,951	8,267
Cash and cash equivalents, end of period	$1,655	$4,992

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$68

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At September 30, 2015, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. At September 30, 2015, the Fund had no investments in federal agency mortgage-backed securities.  At December 31, 2014, the Fund had investments in federal agency mortgage-backed securities within its salvage fund that were classified as available-for-sale of $0.2 million.  In July 2015, the Fund received all contractual principal and interest payments related to the investments and there was no realized gain or loss. Available-for-sale securities are carried in the financial statements at fair value.  At December 31, 2014, there was no unrealized gain or loss related to the Fund’s available-for-sale investments.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring debt (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project. These costs are deferred and amortized over the term of the debt period or until the redemption of the debt and are included on the balance sheet within “Other assets”. At September 30, 2015 and December 31, 2014, $0.2 million of debt discounts and deferred financing costs were unamortized. Amortization expense was $20 thousand for each of the three months ended September 30, 2015 and 2014.  Amortization expense was $60 thousand for each of the nine months ended September 30, 2015 and 2014.  During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties”.

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

At September 30, 2015 and December 31, 2014, amounts recorded in due to operators totaling $1.0 million and $0.8 million, respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund may be required to advance its share of the estimated succeeding month’s expenditures to the operator for its oil and gas properties. The Fund accounts for such payments as advances to operators for working interests and expenditures.  As the costs are incurred, the advances are reclassified to proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2015 and the year ended December 31, 2014.

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

During the nine months ended September 30, 2014, the Fund recorded an impairment of oil and gas properties of $1.1 million, which was attributable to revisions to reserve estimates for the Emerald Project as a result of the full depletion of well #1.  The fair value of the Emerald Project at the date of impairment was $0.5 million.  Such amounts were determined based on Level 3 inputs, which included projected income from reserves utilizing forward price curves, net of anticipated costs, discounted. There were no impairments to oil and gas properties during each of the three months ended September 30, 2015 and 2014, and during the nine months ended September 30, 2015.

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

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to the presentation of debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement.  In August 2015, the FASB issued accounting guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset.  These pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  The Fund will not early adopt this new guidance and it will not have a significant impact on the Fund’s financial statements.

2.           Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, equal to 2.5% of total shareholder contributions.  During 2009, the Manager elected to waive its management fee for the remaining life of the Fund.  Upon the waiver of the management fee, the Fund began recording costs relating to services provided by the Manager for accounting and investor relations. Such costs, included within general and administrative expenses, were $20 thousand for each of the three months ended September 30, 2015 and 2014, and $60 thousand for each of the nine months ended September 30, 2015 and 2014.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. The Fund did not pay distributions for the three months ended September 30, 2015.  Distributions paid to the Manager for the nine months ended September 30, 2015 were $32 thousand.  Distributions paid to the Manager for the three and nine months ended September 30, 2014 were $0.1 million and $0.3 million, respectively.

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

As of September 30, 2015 and December 31, 2014, the Fund had no borrowings under the Credit Agreement.  The Fund anticipates it will borrow approximately $5.4 million over the development period of the Beta Project, which will bear interest at 8% compounded annually and accrue only on Loan proceeds as they are drawn. Principal and interest will not be payable until such time that initial production has commenced for the Beta Project, which is currently expected in 2016. At that time, if certain revenue production levels are met, principal and interest will be repaid at a monthly rate of 1.25% of the Fund’s total principal outstanding at the date the Beta Project commences production for the first seven months of production, and a monthly rate of 4.5% of the Fund’s total principal outstanding at the date the Beta Project commences production thereafter until the Loan is repaid in full, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the Lenders.  The Credit Agreement contains customary covenants, for which the Fund believes it was in compliance at September 30, 2015 and December 31, 2014.

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

As of September 30, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $9.4 million (which include asset retirement obligations for the Fund’s projects of $2.2 million and projected interest costs of $0.1 million for the Beta Project), of which $5.2 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $7.7 million at September 30, 2015.  The Fund has entered into a credit agreement to provide capital for the Beta Project.  See Note 3. “Credit Agreement – Beta Project Financing” for additional information.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations and borrowings to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2015 and December 31, 2014, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2015	Budget	Status
		(in thousands)
Non-producing Properties
Beta Project	2.25%	$11,745	$19,950	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2016.
Producing Properties
Liberty Project	2.0%	$3,006	$3,467	Production commenced in 2010. Well is currently shut-in due to pipeline maintenance activities and is expected to resume production in November 2015. Recompletion is planned for 2016.
Fully Depleted Properties
Carrera Project	2.0%	$3,246	$3,711	Production commenced in 2011. Well reached the end of its productive life in fourth quarter 2014.

Emerald Project	12.5%	$10,209	$10,495
Well #1 commenced production in 2009 and reached the end of its productive life in second quarter 2014. Well #2 commenced production in 2010 and reached the end of its productive life in fourth quarter 2014.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2015 and 2014, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenue
Oil and gas revenue	$132	$756	$461	$2,726

Expenses
Depletion and amortization	42	231	103	861
Impairment of oil and gas properties	-	-	-	1,116
Operating expenses	130	209	358	668
General and administrative expenses	61	57	170	172
Total expenses	233	497	631	2,817
(Loss) income from operations	(101)	259	(170)	(91)
Interest income	1	5	5	13
Net (loss) income	$(100)	$264	$(165)	$(78)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2015 and 2014. Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Number of wells producing	1	3	1	4
Total number of production days	84	233	274	784
Oil sales (in thousands of barrels)	3	6	8	16
Average oil price per barrel	$44	$95	$50	$98
Gas sales (in thousands of mcfs)	8	40	24	228
Average gas price per mcf	$2.20	$4.23	$2.19	$4.35

The number of wells producing, production days and sales volumes were impacted by the Carrera and Emerald projects, which reached the end of their productive lives, and the Liberty Project, which experienced natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2015 was $0.1 million, a decrease of $0.6 million from the three months ended September 30, 2014.  The decrease was attributable to decreased sales volume totaling $0.4 million coupled with decreased oil and gas prices totaling $0.1 million.  Oil and gas revenue for the nine months ended September 30, 2015 was $0.5 million, a decrease of $2.3 million from the nine months ended September 30, 2014.  The decrease was attributable to decreased sales volume totaling $1.7 million coupled with decreased oil and gas prices totaling $0.5 million.  See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended September 30, 2015 was $42 thousand, a decrease of $0.2 million from the three months ended September 30, 2014.  The decrease resulted primarily from a decrease in production volumes totaling $0.2 million.  Depletion and amortization for the nine months ended September 30, 2015 was $0.1 million, a decrease of $0.8 million from the nine months ended September 30, 2014.  The decrease resulted from a decrease in production volumes totaling $0.7 million coupled with a decrease in average depletion rates totaling $0.1 million.  See “Overview” above for additional information.

Impairment of Oil and Gas Properties. There were no impairments to oil and gas properties during the three and nine months ended September 30, 2015, and during the three months ended September 30, 2014.  During the nine months ended September 30, 2014, the Fund recorded an impairment of $1.1 million, which was attributable to revisions to reserve estimates for the Emerald Project, as a result of the full depletion of well #1.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Lease operating expense	$44	$180	$219	$459
Insurance expense	69	8	95	28
Accretion expense	-	-	55	-
Workover expense and other	17	21	(11)	181
	$130	$209	$358	$668

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”. The average production cost was $19.52 per barrel of oil equivalent (“BOE”) and $21.70 per BOE during the three and nine months ended September 30, 2015, respectively, compared to $14.26 per BOE and $8.46 per BOE during the three and nine months ended September 30, 2014, respectively.  The increase is primarily attributable to the impact of ongoing costs for wells that are no longer producing, including the Carrera and Emerald projects. Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling.  Insurance expense related to operating wells has been reclassified from “General and administrative expense” in prior year to “Operating expense” to correct prior period presentation.  Accretion expense related to the asset retirement obligations established for the Fund’s proved properties.  Workover expense represents costs to restore or stimulate production of existing reserves.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2015 were $0.1 million, related to revenue received of $0.6 million, partially offset by operating expenses paid of $0.4 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the nine months ended September 30, 2014 were $1.9 million, related to revenue received of $2.7 million, partially offset by operating expenses paid of $0.6 million and general and administrative expenses paid of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2015 were $2.2 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the nine months ended September 30, 2014 were $3.4 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2015 were $0.2 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2014 were $1.8 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2015, the Fund had one non-producing property, the Beta Project, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $8.2 million related to the development of this project, which the Fund anticipates will include a four-well development with related platform and pipeline infrastructure.  See “Liquidity Needs” below for additional information.

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

As of September 30, 2015, the Fund’s estimated capital commitments related to its oil and gas properties were $9.4 million (which include asset retirement obligations for the Fund’s projects of $2.2 million and projected interest costs of $0.1 million for the Beta Project), of which $5.2 million is expected to be spent during the next twelve months. These expected capital commitments exceed available working capital and salvage fund by $7.7 million at September 30, 2015. The Fund has entered into a credit agreement to provide capital for the Beta Project.  See “Credit Agreement” below for additional information.

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

Credit Agreement
The Fund has entered into a credit agreement (the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto) that provides for an aggregate loan commitment to the Fund of approximately $5.4 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of September 30, 2015 and December 31, 2014, the Fund had no borrowings under the Credit Agreement.  Principal and interest amounts are contracted to be repaid upon the onset of production of the Beta Project, which is expected in 2016, over a period not to extend beyond December 31, 2020.  See Note 3 of “Notes to Unaudited Condensed Financial Statements” – “Credit Agreement – Beta Project Financing” in Part I of this Quarterly Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2015 and December 31, 2014 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2015 and December 31, 2014, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs” – Credit Agreement above.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to the presentation of debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement.  In August 2015, the FASB issued accounting guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset.  These pronouncements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted.  The Fund will not early adopt this new guidance and it will not have a significant impact on the Fund’s financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2015.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Q FUND, LLC
Dated:	October 29, 2015	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 29, 2015	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)