Form 10-K
period 2016-12-31
RIDGEWOOD ENERGY Q FUND LLC
filed 2017-03-07
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

There is no market for the shares of LLC Membership Interest in the Fund. As of March 7, 2017 there were 830.5577 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY Q FUND, LLC
2016 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) and the documents Ridgewood Energy Q Fund, LLC (the “Fund”) has incorporated by reference into this Annual Report, other than purely historical information, including estimates, projections and statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods.  Examples of events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market and other conditions affecting the pricing, production and demand of oil and natural gas, the cost and availability of equipment, and changes in domestic and foreign governmental regulations, as well as other risks and uncertainties discussed in this Annual Report in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity.  Forward-looking statements made in this document speak only as of the date on which they are made.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Manager

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) was founded in 1982. The Manager has direct and exclusive control over the management of the Fund’s operations.   The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information and the management of the Fund’s investments in projects. In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations. The Manager also engages and manages contractual relations with unaffiliated custodians, depositories, accountants, attorneys, corporate fiduciaries, insurers, banks and others as required. Historically, when the Fund sought project investment, the Manager located potential projects, conducted due diligence, and negotiated the investment transactions with respect to those projects.  Additional information regarding the Manager is available through its website at www.ridgewoodenergy.com.  No information on such website shall be deemed to be included or incorporated by reference into this Annual Report.

As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2009, the Manager waived its management fee for the remaining life of the Fund.    The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  The Fund did not pay distributions during the year ended December 31, 2016.  Distributions paid to the Manager during the year ended December 31, 2015 were $32 thousand.

In addition to the management fee, the Fund is required to pay all other expenses it may incur, including insurance premiums, expenses of preparing and printing periodic reports for shareholders and the Securities Exchange Commission (“SEC”), commission fees, taxes, third-party legal, accounting and consulting fees, litigation expenses and other expenses. The Fund is required to reimburse the Manager for all such expenses paid on its behalf.

Business Strategy

The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.  The Fund has invested in the drilling and development of both shallow and deepwater oil and natural gas projects in the U.S. offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico, in partnership with exploration and production companies.  The Fund does not expect in the future to investigate or invest in any additional projects other than those in which it currently has a working interest, as discussed below under the heading “Properties” in this Item 1. “Business” of this Annual Report.  The Fund’s remaining capital has been fully allocated to complete such projects.

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

Investment Committee
Ridgewood Energy maintains an investment committee consisting of five members, all of whom are employees of the Manager (the “Investment Committee”).  The Investment Committee provides operational, financial, scientific and technical oil and gas expertise to the Fund and generally approves investments and other matters for the Fund.  Two members of the Investment Committee are based out of the Manager’s Montvale, New Jersey office and three members are based out of the Manager’s Houston, Texas office.  Currently, the Investment Committee’s activities surrounding the Fund are principally related to the development and operation of properties in which it already has a working interest.

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

Deep Gas Royalty Relief
On January 26, 2004, the Bureau of Ocean Energy Management (“BOEM”), an agency of the United States Department of Interior, promulgated a rule providing incentives for companies to increase deep natural gas production in the Gulf of Mexico (the “Royalty Relief Rule”). The Royalty Relief Rule does not extend to deep waters of the Gulf of Mexico off the OCS nor does it apply if the price of natural gas exceeds $11.60 (estimated) per Million British Thermal Units (“mmbtu”), adjusted annually for inflation.  The Fund does not currently have any projects that qualify for royalty relief under the Royalty Relief Rule.

Deepwater Royalty Relief
In addition to the Royalty Relief Rule, the Deep Water Royalty Relief Act of 1995 (the “Deepwater Royalty Relief Act”) was enacted to promote exploration and production of oil and natural gas in the deepwater of the Gulf of Mexico and relieves eligible leases from paying royalties to the U.S. Government on certain defined amounts of deepwater production.  The Deepwater Royalty Relief Act expired in the year 2000 but was extended for qualified leases by the BOEM to promote continued interest in deepwater.  The Deepwater Royalty Relief Act does not apply to oil if the prices of oil exceed certain thresholds (currently estimated to be between $37.30 per barrel and $48.43 per barrel), adjusted annually for inflation.  The Deepwater Royalty Relief Act does not apply to natural gas if the prices of natural gas exceed certain thresholds (currently estimated to be between $4.66 per mmbtu and $8.07 per mmbtu) adjusted annually for inflation.  The Fund currently has two projects, the Liberty and Beta projects, which qualify for royalty relief under the Deepwater Royalty Relief Act.

Properties

Productive Wells
The following table sets forth the number of productive oil and natural gas wells in which the Fund owned an interest as of December 31, 2016.  Productive wells are producing wells and wells mechanically capable of production.  Gross wells are the total number of wells in which the Fund owns a working interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells, each of which produces both oil and natural gas, are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net
Oil and natural gas	3	0.07

Acreage Data
The following table sets forth the Fund’s interests in developed and undeveloped oil and gas acreage as of December 31, 2016.  Gross acres are the total number of acres in which the Fund owns a working interest.  Net acres are the sum of the fractional working interests owned in gross acres. Ownership interests generally take the form of working interests in oil and gas leases that have varying terms.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

Developed Acres		Undeveloped Acres
Gross	Net	Gross	Net
12,240	261	5,760	130

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Liquidity Needs” for information regarding the funding of the Fund’s capital commitments.

		Total Spent	Total
	Working	through	Fund
Project	Interest	December 31, 2016	Budget	Status
		(in thousands)
Producing Properties
Beta Project	2.25%	$16,321	$20,166
The Beta Project is expected to include the development of four wells.  Well #1 commenced production during third quarter 2016.  Well #2 commenced production during fourth quarter 2016.  Wells #3 and #4 are expected to commence production in 2017. The Fund expects to spend $2.8 million for additional development costs and $1.0 million for asset retirement obligations.

Liberty Project	2.0%	$3,004	$3,445
The Liberty Project, a single-well project, commenced production in 2010.  After various shut-ins in late-2015 and early-2016, due to third-party facilities' repair and maintenance activities, the well resumed production in early-May 2016.  A smart recompletion is planned for 2018 with no costs to the Fund.  The Fund expects to spend $0.4 million for asset retirement obligations.

Marketing/Customers

The Manager, on behalf of the Fund, markets the Fund’s oil and natural gas to third parties consistent with industry practice.  During 2015, Beta Sales and Transport, LLC (“Beta S&T”), a wholly-owned subsidiary of the Manager, was formed to act as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager to facilitate the transportation and sale of oil and natural gas produced from the Beta Project. During 2016, the Fund entered into a master agreement with Beta S&T pursuant to which Beta S&T is obligated to purchase from the Fund all of its interests in oil and natural gas produced from the Beta Project and sell such volumes to unrelated third party purchasers. The number of customers purchasing the Fund’s oil and natural gas may vary from time to time.  Currently, and during 2016, the Fund had three major customers in the public market.  Because a ready market exists for oil and natural gas, the Fund does not believe that the loss of any individual customer would have a material adverse effect on its financial position or results of operations.  The Fund’s current producing projects are near existing transportation infrastructure and pipelines.  The Fund has one property, the Beta Project, for which it participated in the financing of platform and pipeline infrastructure.

The Fund’s natural gas and oil generally is sold to its customers at prevailing market prices, which fluctuate with demand as a result of related industry variables.  Historically, the markets for, and prices of, oil and natural gas have been volatile, and they are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence; therefore, it is impossible to predict the future price of oil and natural gas with any certainty.  During the year ended December 31, 2016, fluctuations in commodity prices had an adverse effect on the Fund’s profitability and distributions.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Commodity Price Changes”, “Results of Operations – Overview” and “Results of Operations – Oil and Gas Revenue” for information regarding the impact of prices on the Fund’s oil and gas revenue.   In the past, the Fund has entered, and in the future, may enter, into transactions, or derivative contracts, that fix the future prices or establish a price floor for portions of its oil or natural gas production.

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

The Fund’s properties are located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather.  Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November. The Fund did not experience any significant damage, shut-ins, or production stoppages due to hurricane activity in 2016.

Operators

The projects in which the Fund has invested are operated and controlled by unaffiliated third-party entities acting as operators. The operators are responsible for drilling, administration and production activities for leases jointly owned by working interest owners and act on behalf of all working interest owners under the terms of the applicable joint operating agreement. In certain circumstances, operators will enter into agreements with independent third-party subcontractors and suppliers to provide the various services required for operating leases. Currently, the Fund's properties are operated by LLOG Exploration Offshore, L.L.C. and Walter Oil & Gas Corporation.

Because the Fund does not operate any of the projects in which it has acquired a working interest, shareholders not only had to bear the risk that the Manager would find suitable projects, but also that, once selected, have to bear the risk that such projects will be managed prudently, efficiently and fairly by the operators.

Insurance

The Manager has obtained what it believes to be adequate insurance for the funds that it manages to cover the risks associated with the funds’ passive investments, including those of the Fund.  Although the Fund is not an operator, the Manager has, nonetheless, obtained hazard, property, general liability and other insurance in commercially reasonable amounts to cover its projects, as well as general liability, directors’ and officers’ liability and similar coverage for its business operations. However, there is no assurance that such insurance will be adequate to protect the Fund from material losses related to its projects.  In addition, the Manager's practice is to obtain insurance as a package that is intended to cover most, if not all, of the funds under its management.  The Manager re-evaluates its insurance coverage on an annual basis.  While the Manager believes it has obtained adequate insurance in accordance with customary industry practices, the possibility exists, depending on the extent of the insurable incident, that insurance coverage may not be sufficient to cover all losses.  In addition, depending on the extent, nature and payment of any claims to the Fund or to its affiliates, yearly insurance coverage limits may be exhausted and become insufficient to cover a claim made by the Fund in a given year.

Salvage Fund

The Fund deposits in a separate interest-bearing account, or salvage fund, cash to provide for its proportionate share of the anticipated cost of dismantling production platforms and facilities, plugging and abandoning the wells, and removing the platforms, facilities and wells in respect of the projects after the end of their useful lives, in accordance with applicable federal and state laws and regulations.  As of December 31, 2016, the Fund has $1.0 million invested in a salvage fund. On a monthly basis, the Fund expects to contribute to the salvage fund a portion of the operating income from the Beta Project, to fund the asset retirement obligations of such project. Such contributions to the salvage fund will reduce the amount of cash distributions that would be made to investors by the Fund.   Any portion of the salvage fund that remains after the Fund has paid for all of its asset retirement obligations will be distributed to the shareholders and the Manager. There are no restrictions on withdrawals from the salvage fund.

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

Offices

The administrative office of both the Fund and the Manager is located at 14 Philips Parkway, Montvale, NJ 07645, and their phone number is 800-942-5550. The Manager leases additional office space at 1254 Enclave Parkway, Houston, TX 77077 and 125 Worth Avenue, Suite 318, Palm Beach, Florida, 33480.  In addition, the Manager maintains leases for other offices that are used for administrative purposes for the Fund and other funds managed by the Manager.

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

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the BOEM. Federal offshore leases are managed both by the BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”) pursuant to regulations promulgated under the OCSLA. The OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS.  Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. BSEE regulates the design and operation of well control and other equipment at offshore production sites, implementation of safety and environmental management systems, and mandatory third-party compliance audits, among other requirements. BSEE adopted strict requirements for subsea drilling production equipment and had proposed new requirements to implement equipment reliability improvements, building upon enhanced industry standards for blowout preventers and blowout prevention technologies, and reforms in well design, well control, casing, cementing, real-time well monitoring and subsea containment.  In April 2016, BSEE adopted a final rule establishing updated standards for blowout prevention systems and other well controls pertaining to offshore activities. The final rule became effective July 28, 2016; compliance with certain provisions of the final rule, however, are deferred as specified. The final rule imposes new requirements relating to, among, other things, well design, well control, casing, cementing, real-time well monitoring and subsea containment.  BSEE has also published a policy statement on safety culture with nine characteristics of a robust safety culture.   The rule applies directly to operators as opposed to non-operators.  However, the costs associated with compliance, which at this time cannot be determined or estimated, will likely increase the costs of operating in the Gulf of Mexico and such costs will be imposed upon all working interest owners, including the Fund. Violations of environmentally related lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities, delay or restriction of activities can result from either governmental or citizen prosecution.

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the BOEM issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the OCS (“Lessees”).  Generally, the new NTL (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees,  (iii) provided acceptable forms of such additional security and (iv) replaced the waiver system with one of self-insurance.  The new rule became effective as of September 12, 2016; however on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. The Fund, as well as other industry participants, are working with the BOEM, its operators and working interest partners to determine and agree upon the correct level of decommissioning obligations to which they may be liable and the manner in which such obligations will be secured.  The impact of the NTL, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

Sales and Transportation of Oil and Natural Gas

The Fund, directly or indirectly through affiliated entities, sells its proportionate share of oil and natural gas to the market and receives market prices from such sales. These sales are not currently subject to regulation by any federal or state agency. However, in order for the Fund to make such sales, it is dependent upon unaffiliated pipeline companies whose rates, terms and conditions of transport are subject to regulation by the Federal Energy Regulatory Commission.  Generally, depending on certain factors, pipelines can charge rates that are either market-based or cost-of-service-based. In some circumstances, rates can be agreed upon pursuant to settlement. Thus, the rates that pipelines charge the Fund, although regulated, are beyond the Fund’s control. Nevertheless, such rates would apply uniformly to all transporters on that pipeline and, as a result, management does not anticipate that the impact to the Fund of any changes in such rates, terms or conditions would be materially different than the impact upon other oil or natural gas producers and marketers.

Environmental Matters and Regulation

The Fund’s operations are subject to pervasive environmental laws and regulations governing the discharge of materials into the air and water, the handling and managing of waste materials, and the protection of aquatic species and habitats. While most of the activities to which these federal, state and local environmental laws and regulations apply are conducted by the operators on the Fund’s behalf, the Fund shares the liability along with its other working interest owners for any environmental damage. The environmental laws and regulations to which its operations are subject may require the Fund, or the operator, to acquire permits to commence drilling operations, restrict or prohibit the release of certain materials or substances into the environment, impose the installation of certain environmental control devices, require certain remedial measures to prevent pollution and other discharges such as the plugging of abandoned projects and, finally, impose in some instances severe penalties, fines and liabilities for the environmental damage that may be caused by the Fund’s projects.

Some of the environmental laws that apply to oil and natural gas exploration and production are described below:

Oil Pollution Act. The Oil Pollution Act of 1990, as amended (the “OPA”), amends Section 311 of the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”) and was enacted in response to the numerous tanker spills, including the Exxon Valdez spill, that occurred in the 1980s. Among other things, the OPA clarifies the federal response authority to, and increases penalties for, such spills.  OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permit holder of the area in which an offshore facility is located. The OPA establishes a liability limit for onshore facilities and deepwater ports of $633.85 million, while the liability limit for a responsible party for offshore facilities, including any offshore pipeline, is equal to all removal costs plus up to $133.65 million in other damages for each incident. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up.  Regulations under the OPA require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. The failure to comply with the OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions. The Fund is not aware of any action or event that would subject us to liability under the OPA. Compliance with the OPA’s financial assurance and other operating requirements has not had, and the Fund believes will not in the future have, a material impact on the Fund’s operations or financial condition.

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

Other Environmental Laws. In addition to the above, the Fund’s operations may be subject to the Resource Conservation and Recovery Act of 1976, as amended, which regulates the generation, transportation, treatment, storage, disposal and cleanup of certain hazardous wastes, as well as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, which imposes joint and several liability without regard to fault or legality of conduct on classes of persons who are considered responsible for the release of a hazardous substance into the environment.

The above represents a brief outline of significant environmental laws that may apply to the Fund’s operations. The Fund believes that its operators are in compliance with each of these environmental laws and the regulations promulgated thereunder.  The Fund does not believe that its environmental, health and safety risks are materially different from those of comparable companies in the United States in the offshore oil and gas industry.  However, there are no assurances that the environmental regulations described above will not result in curtailment of production; material increases in the costs of production, development or exploration; enforcement actions or other penalties as a result of any non-compliance with any such regulations; or otherwise have a material adverse effect on the Fund’s operating results and cash flows.

Dodd-Frank Act.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market and, in addition, requires certain additional SEC reporting requirements.

On February 3, 2017, the “Presidential Executive Order on Core Principles for Regulating the United States Financial System” (the “Order”) was issued to review the Dodd-Frank Act.  The Fund cannot predict at this time what regulations or portions of the law, if any, will be changed as a result of the Order.

Under its LLC Agreement, the Fund has the authority to utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Dodd-Frank Act mandates that many derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Derivatives will be subject to minimum daily margin requirements set by the relevant clearinghouse and, potentially, by the SEC or the U.S. Commodity Futures Trading Commission (“CFTC”), and derivatives dealers may demand the unilateral ability to increase margin requirements beyond any regulatory or clearinghouse minimums.  In addition, as required by Dodd-Frank Act, the CFTC has set “speculative position limits” (which are limits imposed on the maximum net long or net short speculative positions that a person may hold or control with respect to futures or options contracts traded on the U.S. commodities exchange) with respect to most energy contracts.  These requirements under Dodd-Frank Act could significantly increase the cost of any derivatives transactions of the Fund (including through requirements to post collateral, which could adversely affect the Fund’s liquidity), materially alter the terms of derivatives transactions and make it more difficult for the Fund to enter into customized transactions, cause the Fund to liquidate certain positions it may hold, reduce the ability of the Fund to protect against price volatility and other risks by making certain hedging strategies impossible or so costly that they are not economical to implement, and increase the Fund’s exposure to less creditworthy counterparties.  If as a result of the legislation and regulations, the Fund alters any hedging program that may be in effect from time to time, the Fund’s operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Fund’s performance.  The Fund is not currently, and has not been during 2016, or at any time since 2012, a party to any derivative instruments or hedging programs.

Dodd-Frank Act also required the SEC to issue rules requiring resource extraction issuers to disclose annually information relating to certain payments made by the issuer to the U.S. federal government or a foreign government for the purpose of the commercial development of oil, natural gas or minerals.  Rules issued by the SEC in 2012 were subsequently vacated in federal court in 2013. On June 27, 2016, the SEC adopted resource extraction issuer payment disclosure rules pursuant to Section 1504 of the Dodd-Frank Act that will require resource extraction companies to publicly file with the SEC information about the type and total amount of payments made to a foreign government or to the U.S. federal government for each project related to the development of crude oil, natural gas or minerals, and the type and total amount of payments made to each government. However, on February 14, 2017, a bill passed by the United States Congress was signed eliminating the SEC resource extraction issuer payment disclosure rules. The SEC will have one year to issue replacement rules to implement Section 1504 of the Dodd-Frank Act.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The information regarding the Fund’s properties that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties,” is incorporated herein by reference.

Drilling Activity
The following table sets forth the Fund’s drilling activity during the years ended December 31, 2016 and 2015.  Gross wells are the total number of wells in which the Fund has an interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells, which produce both oil and natural gas, are located in the offshore waters of the Gulf of Mexico.  See Item 1. “Business” of this Annual Report under the heading “Properties” for more information about the well in-progress as of December 31, 2016.

	2016		2015
	Gross	Net	Gross	Net
Exploratory wells:
Productive	1	0.02	-	-
In-progress	-	-	1	0.02
Exploratory well total	1	0.02	1	0.02

Development wells:
Productive	1	0.02	-	-
In-progress	1	0.02	-	-
Development well total	2	0.04	-	-

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

The Manager’s primary technical person in charge of overseeing the Fund’s reserve estimates has a B.S. degree in Petroleum Engineering and is a member of the Society of Petroleum Engineers, the Association of American Drilling Engineers and the American Petroleum Institute.  With over thirty years of industry experience, he is currently responsible for reserve reporting, engineering and economic evaluation of exploration and development opportunities, and the oversight of drilling and production operations.

The Fund’s reserve estimates as of December 31, 2016 and 2015 were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from NSAI, which is filed as Exhibit 99.1 to this Annual Report, and is incorporated herein by reference.

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

Proved Undeveloped Reserves.  As of December 31, 2016, the Fund had proved undeveloped reserves related to the Beta Project totaling 21 thousand barrels of oil and 12 thousand mcf of natural gas.  As of December 31, 2015, the Fund had proved undeveloped reserves related to the Beta Project totaling 0.3 million barrels of oil and 0.2 million mcf of natural gas.  The Beta Project was determined to be a discovery in 2012 and commenced production in third quarter 2016.

During the year ended December 31, 2016, the Fund incurred costs to advance the development of its proved undeveloped reserves of approximately $2.8 million, which related to the Beta Project.  The Fund currently expects to develop the proved undeveloped reserves relating to the Beta Project during the year ending December 31, 2017.  Information regarding estimated future development costs relating to the Beta Project, which is contained in Item 1. “Business” of this Annual Report under the heading “Properties”, is incorporated herein by reference. Estimated future development costs include capital spending on major development projects, some of which will take several years to complete. Proved undeveloped reserves related to major development projects will be reclassified to proved developed reserves when production commences.

Production and Prices
The information regarding the Fund’s production of oil and natural gas, and certain price and cost information during the years ended December 31, 2016 and 2015 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments
As of December 31, 2016, the Fund had no delivery obligations or delivery commitments under any existing contracts.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of January 31, 2017, there were 1,387 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement.  At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders.  Due to the significant capital required to develop the Beta Project, distributions have been impacted, and will be impacted in the future, by amounts reserved to provide for its ongoing development costs, debt service costs, and funding its estimated asset retirement obligations. There is no requirement to distribute available cash and, as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. The Fund did not pay distributions during the year ended December 31, 2016.  During the year ended December 31, 2015, the Fund paid distributions totaling $0.2 million.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Fund’s Business
The Fund was organized primarily to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  Distributions to shareholders are made in accordance with the Fund’s LLC Agreement. The Fund does not expect in the future to investigate or invest in any additional projects other than those in which it currently has a working interest. The Fund’s remaining capital has been fully allocated to complete such projects.

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

During fourth quarter 2014, there was a significant decline in oil and natural gas commodity prices, which continued into mid-year 2016 when oil and gas commodity prices began to show improvement. The Fund plans for price cyclicality in its planning and believes it is well positioned to withstand such price volatility. Despite operating in a sustained lower commodity price environment, the Fund continued to advance the development of the Beta Project and during the second half of 2016, two wells from the Beta Project commenced production. The Fund has suspended distributions and continues to conserve cash to complete the final phase of the Beta Project as budgeted.  See “Results of Operations” under this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the average oil and natural gas prices received by the Fund during the years ended December 31, 2016 and 2015 and the effect of such decreased average prices on the Fund’s results of operations.  If oil and natural gas prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will continue to be adversely impacted.

Market pricing for oil and natural gas is volatile, and is likely to continue to be volatile in the future.  This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty.  Factors affecting market pricing for oil and natural gas include:

•	weather conditions;
•	economic conditions, including demand for petroleum-based products;
•	actions by OPEC, the Organization of Petroleum Exporting Countries;
•	political instability in the Middle East and other major oil and gas producing regions;
•	governmental regulations, both domestic and foreign;
•	domestic and foreign tax policy;
•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
•	the supply and price of foreign oil and gas;
•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;
•	the rate of decline of existing and new oil and gas reserves;
•	available pipeline and other oil and gas transportation capacity;
•	the ability of oil and gas companies to raise capital;
•	the overall supply and demand for oil and gas; and
•	the price and availability of alternate fuel sources.

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

Accounting for Acquisition, Exploration and Development Costs
Acquisition, exploration and development costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs, are capitalized.  Costs of drilling and equipping productive wells and related production facilities are capitalized. Annual lease rentals and exploration expenses are expensed as incurred.

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

Asset Retirement Obligations
Asset retirement obligations include costs to plug and abandon the Fund’s wells and to dismantle and relocate or dispose of the Fund’s production platforms and related structures and restoration costs of land and seabed.  The Fund develops estimates of these costs based upon the type of production structure, water depth, reservoir depth and characteristics, ongoing discussions with the wells’ operators and, at times, with information provided by third-party abandonment consultants specializing in the oil and gas industry.  Because these costs typically extend many years into the future, estimating these future costs is difficult and requires significant judgment that is subject to future revisions based upon numerous factors such as the timing of settlements, the credit-adjusted risk-free rates used and inflation rates, including changing technology and the political and regulatory environment.  Estimates are reviewed on a bi-annual basis, or more frequently if an event occurs that would dictate a change in assumptions or estimates.

Impairment of Long-Lived Assets
The Fund reviews the carrying value of its oil and gas properties annually and when management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the review.  If the carrying value exceeds estimated future net undiscounted cash flows, the carrying value of the asset is written down to fair value, which is determined using estimated future net discounted cash flows from the asset.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of net discounted future cash flows from proved oil and natural gas reserves could change in the near term.

Significant and consistent fluctuations in oil and natural gas prices since fourth quarter 2014 have impacted the fair value of the Fund’s oil and gas properties.  If oil and natural gas prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

Results of Operations

The following table summarizes the Fund’s results of operations during the years ended December 31, 2016 and 2015, and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2016	2015
	(in thousands)
Revenue
Oil and gas revenue	$977	$470
Expenses
Depletion and amortization	973	106
Operating expenses	395	433
General and administrative expenses	231	222
Total expenses	1,599	761
Loss from operations	(622)	(291)
Interest (expense) income, net	(193)	5
Net loss	$(815)	$(286)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2016 and 2015. Natural gas liquid (“NGL”) sales are included within gas sales.

	Year ended December 31,
	2016	2015
Number of wells producing	3	1
Total number of production days	378	278
Oil sales (in thousands of barrels)	22	9
Average oil price per barrel	$40	$50
Gas sales (in thousands of mcfs)	30	24
Average gas price per mcf	$2.54	$2.16

The increases noted in the above table were related to the commencement of production of the Beta Project, partially offset by the Liberty Project, which had been shut-in during the early part of 2016.  See Item 1. “Business” of this Annual Report under the heading “Properties” for more information.

Oil and Gas Revenue.  Generally, the Fund sells oil, gas and NGLs under two types of agreements, which are common in the oil and gas industry. In a netback agreement, the Fund receives a price, net of transportation expense incurred by the purchaser, and the Fund records revenue at the net price received. In the second type of agreement, the Fund pays transportation expense directly, and transportation expense is included within operating expense in the statements of operations.

Oil and gas revenue during the year ended December 31, 2016 was $1.0 million, an increase of $0.5 million from the year ended December 31, 2015. The increase was attributable to increased sales volume totaling $0.7 million, partially offset by decreased oil prices totaling $0.2 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the year ended December 31, 2016 was $1.0 million, an increase of $0.9 million from the year ended December 31, 2015. The increase was attributable to an increase in the average depletion rate totaling $0.7 million coupled with an increase in production volumes totaling $0.1 million  The increase in the average depletion rate was primarily attributable to the onset of production of the Beta Project. Depletion and amortization rates were also impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Year ended December 31,
	2016	2015
	(in thousands)
Lease operating expense	$190	$233
Insurance expense	120	149
Accretion expense	54	55
Other	31	(4)
	$395	$433

Lease operating expense, which includes transportation expense, relates to the Fund’s producing properties.  Insurance expense represents premiums related to the Fund’s properties, which vary depending upon the number of wells producing or drilling. Accretion expense relates to the asset retirement obligations established for the Fund’s proved properties.

The average production cost, which includes lease operating expense, transportation expense and insurance expense, was $11.67 per barrel of oil equivalent (“BOE”) during the year ended December 31, 2016, compared to $30.15 per BOE during the year ended December 31, 2015.  The decrease was primarily attributable to costs incurred by the Fund during 2015 for wells that were no longer producing coupled with costs incurred by the Beta Project during 2015 prior to its commencement of production.

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities during the year ended December 31, 2016 were $0.2 million, related to operating expenses of $0.4 million, general and administrative expenses of $0.2 million and the settlement of an asset retirement obligation of $0.2 million, partially offset by revenue received of $0.6 million.

Cash flows used in operating activities during the year ended December 31, 2015 were $0.1 million, related to operating expenses of $0.5 million and general and administrative expenses of $0.2 million, partially offset by revenue received of $0.6 million.

Investing Cash Flows
Cash flows used in investing activities during the year ended December 31, 2016 were $3.1 million, related to capital expenditures for oil and gas properties of $2.5 million and net investments in salvage fund of $0.7 million.

Cash flows used in investing activities during the year ended December 31, 2015 were $4.0 million, related to capital expenditures for oil and gas properties of $4.8 million, partially offset by proceeds from the salvage fund of $0.9 million.

Financing Cash Flows
Cash flows provided by financing activities during the year ended December 31, 2016 were $2.4 million, related to proceeds from long-term borrowings.

Cash flows provided by financing activities during the year ended December 31, 2015 were $2.8 million, related to proceeds from long-term borrowings of $3.0 million, partially offset by manager and shareholder distributions of $0.2 million.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  See Item 1. “Business” of this Annual Report under the heading “Properties” and “Liquidity Needs” below for additional information.

Capital expenditures for oil and gas properties have been funded with the capital raised by the Fund in its private placement offering, and in certain circumstances, through debt financing. The number of projects in which the Fund could invest was limited, and each unsuccessful project the Fund experienced exhausted its capital and reduced its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, capital expenditures for its oil and gas properties and borrowing repayments. Such needs are funded utilizing operating income and existing cash on-hand.

As of December 31, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $4.8 million (which include asset retirement obligations for the Fund’s projects of $1.9 million), of which $3.0 million is expected to be spent during the year ended December 31, 2017, which is primarily related to complete the final phase of the Beta Project. As a result of the continued development of the Beta Project, the Fund has experienced negative cash flows for year ended December 31, 2016. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project. Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, borrowing repayments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  However, if cash flow from operations is not sufficient to meet the Fund’s capital commitments, the Manager will provide short-term financing to accommodate the Fund’s short-term capital commitments if needed.

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

Credit Agreement
In November 2012, the Fund entered into a credit agreement (as amended on September 30, 2016, the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto), that provides for an aggregate loan commitment to the Fund of approximately $5.4 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of December 31, 2016 and 2015, the Fund had borrowed $5.4 million and $3.0 million, respectively, under the Credit Agreement wherein no borrowings remain.

The loan bears interest at 8% compounded annually. Principal and interest are repaid at the lesser of (i) a monthly rate of 1.25% of the Fund’s total principal outstanding as of July 31, 2016 for the first seven months beginning October 2016, and increases to a monthly rate of 4.5% thereafter until the loan is repaid in full, and (ii) debt service amount as defined in the Credit Agreement, in no event later than December 31, 2020. The loan may be prepaid by the Fund without premium or penalty.

As additional consideration to the lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the lenders.  The Fund’s share of the lender’s aggregate ORRI is directly proportionate to its level of borrowing as a percentage of total borrowings of all the other participating funds managed by the Manager. Such ORRI will not accrue or become payable to the Lenders until after the Loan is repaid in full.

Unamortized debt discounts and deferred financing costs of $0.1 million as of December 31, 2016 and $0.2 million as of December 31, 2015 are presented as a reduction of “Long-term borrowings” on the balance sheets.

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

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement as of December 31, 2016 and 2015.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of December 31, 2016 and 2015 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of December 31, 2016 and 2015, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements meeting the requirements of Regulation S-X and the supplementary financial information required by Item 302 of Regulation S-K are included in the financial statements listed in Item 15. “Exhibits and Financial Statement Schedules” and filed as part of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2016.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework (2013). Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2016, the Fund’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager.  The Manager has very broad authority, including the authority to appoint the executive officers of the Fund.  Executive officers of the Fund and their ages as of December 31, 2016 are as follows:

Name, Age and Position with Registrant

Robert E. Swanson, 69 Chief Executive Officer

Kenneth W. Lang, 62 President and Chief Operating Officer

Kathleen P. McSherry, 51 Executive Vice President and Chief Financial Officer

Robert L. Gold, 58 Executive Vice President

Daniel V. Gulino, 56 Senior Vice President, General Counsel and Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that during the year ended December 31, 2016, all filing requirements applicable to its officers, directors and 10% beneficial owners were met on a timely basis.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.  Percentage of beneficial ownership is based on 830.5577 shares outstanding as of January 31, 2017. The following table sets forth information with respect to beneficial ownership of the Shares as of January 31, 2017 (no person owns more than 5% of the Shares). Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Other than as indicated below, no officer of the Manager or the Fund owns any of the Shares.

Name of beneficial owner	Number of shares	Percent

Robert E. Swanson, Chief Executive Officer	2.0	*
Executive officers as a group	2.0	*

* Represents less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, equal to 2.5% of total shareholder contributions.  During 2009, the Manager elected to waive its management fee for the remaining life of the Fund.  Upon the waiver of the management fee, the Fund began recording costs related to services provided by the Manager for accounting and investor relations.  Such costs, totaling $80 thousand for each of the years ended December 31, 2016 and 2015, were included in general and administrative expenses.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.   The Fund did not pay distributions during the year ended December 31, 2016.  Distributions paid to the Manager during the year ended December 31, 2015 were $32 thousand.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

During 2015, Beta S&T, a wholly-owned subsidiary of the Manager, was formed to act as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager to facilitate the transportation and sale of oil and natural gas produced from the Beta Project. During 2016, the Fund entered into a master agreement with Beta S&T in which Beta S&T will purchase from the Fund of all of its interests in oil and natural gas produced from the Beta Project and sell such volumes to unrelated third party purchasers. Pursuant to the master agreement, Beta S&T is a pass-through entity such that it receives no benefit or compensation for the services provided under the agreement or under any other agreements they enter into with regards to the oil and gas purchased from the Fund. The Fund and other funds managed by the Manager have agreed to indemnify, defend and hold harmless Beta S&T from and against all claims, liabilities, losses, causes of action, costs and expenses asserted against it as a result of or arising from any act or omission, breach and claims for losses or damages arising out of its dealing with third parties with respect to the transportation, processing or sale of oil and gas from the Beta Project. The revenues and expenses from the sale of oil and natural gas to third party purchasers are recorded as oil and gas revenue and operating expenses in the Fund’s statements of operations. These revenues and operating expenses allocable to the Fund are based on the Fund’s working interest ownership in the Beta Project.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP during the years ended December 31, 2016 and 2015.

	Year ended December 31,
	2016	2015
	(in thousands)
Audit fees (1)	$88	$88

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.2
First Amendment to Credit Agreement dated September 30, 2016 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto
Filed herewith

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

RIDGEWOOD ENERGY Q FUND, LLC

Date: March 7, 2017	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT E. SWANSON	Chief Executive Officer (Principal	March 7, 2017
Robert E. Swanson	Executive Officer)

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief Financial	March 7, 2017
Kathleen P. McSherry	Officer (Principal Financial and Accounting Officer)

RIDGEWOOD ENERGY CORPORATION

BY: /s/ ROBERT E. SWANSON	Chief Executive Officer of the Manager	March 7, 2017
Robert E. Swanson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of Ridgewood Energy Q Fund, LLC:

We have audited the accompanying balance sheets of Ridgewood Energy Q Fund, LLC (the “Fund”) as of December 31, 2016 and 2015, and the related statements of operations, changes in members' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridgewood Energy Q Fund, LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
March 7, 2017

RIDGEWOOD ENERGY Q FUND, LLC
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,780	$2,728
Salvage fund	557	373
Production receivable	353	-
Other current assets	131	-
Total current assets	2,821	3,101
Salvage fund	481	-
Oil and gas properties:
Proved properties	19,669	17,130
Less: accumulated depletion and amortization	(3,897)	(2,957)
Total oil and gas properties, net	15,772	14,173
Total assets	$19,074	$17,274

Liabilities and Members' Capital
Current liabilities:
Due to operators	$525	$153
Accrued expenses	267	86
Current portion of long-term borrowings	1,033	135
Asset retirement obligations	557	766
Total current liabilities	2,382	1,140
Long-term borrowings	4,302	2,705
Asset retirement obligations	549	818
Other liabilities	45	-
Total liabilities	7,278	4,663
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(7,081)	(7,081)
Retained earnings	4,631	4,579
Manager's total	(2,450)	(2,502)
Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(40,120)	(40,120)
Accumulated deficit	(54,601)	(53,734)
Shareholders' total	14,246	15,113
Total members' capital	11,796	12,611
Total liabilities and members' capital	$19,074	$17,274

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2016	2015
Revenue
Oil and gas revenue	$977	$470
Expenses
Depletion and amortization	973	106
Operating expenses	395	433
General and administrative expenses	231	222
Total expenses	1,599	761
Loss from operations	(622)	(291)
Interest (expense) income, net	(193)	5
Net loss	$(815)	$(286)

Manager Interest
Net Income (loss)	$52	$(20)

Shareholder Interest
Net loss	$(867)	$(266)
Net loss per share	$(1,044)	$(319)

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
(in thousands, except share data)

	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2014	830.5577	$(2,450)	$15,555	$13,105
Distributions	-	(32)	(176)	(208)
Net loss	-	(20)	(266)	(286)
Balances, December 31, 2015	830.5577	(2,502)	15,113	12,611
Net income (loss)	-	52	(867)	(815)
Balances, December 31, 2016	830.5577	$(2,450)	$14,246	$11,796

 The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2016	2015

Cash flows from operating activities
Net loss	$(815)	$(286)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	973	106
Accretion expense	54	55
Amortization of debt discounts and deferred financing costs	40	-
Changes in assets and liabilities:
(Increase) decrease in production receivable	(373)	140
(Increase) decrease in other current assets	(86)	24
Increase (decrease) in due to operators	25	(133)
Increase in accrued expenses	173	35
Settlement of asset retirement obligations	(208)	-
Net cash used in operating activities	(217)	(59)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(2,481)	(4,833)
(Increase) decrease in salvage fund	(665)	877
Net cash used in investing activities	(3,146)	(3,956)

Cash flows from financing activities
Long-term borrowings	2,415	3,000
Distributions	-	(208)
Net cash provided by financing activities	2,415	2,792

Net decrease in cash and cash equivalents	(948)	(1,223)
Cash and cash equivalents, beginning of year	2,728	3,951
Cash and cash equivalents, end of year	$1,780	$2,728

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information and the management of the Fund’s investments in projects.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages contractual relations with unaffiliated custodians, depositories, accountants, attorneys, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 3 and 4.

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value. The fair value hierarchy gives the highest priority to Level 1 inputs, which consist of unadjusted quoted prices for identical instruments in active markets. Level 2 inputs consist of quoted prices for similar instruments.  Level 3 inputs are unobservable inputs and include situations where there is little, if any, market activity for the instrument; hence, these inputs have the lowest priority.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of December 31, 2016, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  As of December 31, 2016, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Debt Discounts and Deferred Financing Costs
Debt discounts and deferred financing costs include lender fees and other costs of acquiring debt (see Note 3. “Credit Agreement – Beta Project Financing”) such as the conveyance of override royalty interests related to the Beta Project.  These costs are deferred and amortized over the term of the debt period or until the redemption of the debt.  Unamortized debt discounts and deferred financing costs are presented as a reduction of “Long-term borrowings” on the balance sheets (see Note 1. “Organization and Summary of Significant Accounting Policies - Recent Accounting Pronouncements”).

During the period of asset construction, amortization expense, as a component of interest, is capitalized and included on the balance sheet within “Oil and gas properties” (see Note 3. “Credit Agreement – Beta Project Financing”).

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Acquisition, exploration and development costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized.  The costs of exploratory wells are capitalized pending determination of whether proved reserves have been found.  If proved commercial reserves are not found, exploratory well costs are expensed as dry-hole costs.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Interest costs related to the Credit Agreement (see Note 3. “Credit Agreement – Beta Project Financing”) are capitalized during the period of asset construction. Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity, transportation expense and workover efforts are expensed as incurred.

Once a well has been determined to be fully depleted or upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

As of December 31, 2016 and 2015, amounts recorded in due to operators totaling $0.5 million and $0.1 million, respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund may be required to advance its share of the estimated succeeding month’s expenditures to the operator for its oil and gas properties. As the costs are incurred, the advances are reclassified to proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  At least bi-annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses all of its asset retirement obligations to determine whether any revisions to the obligations are necessary. The following table presents changes in asset retirement obligations during the years ended December 31, 2016 and 2015.

	2016	2015
	(in thousands)
Balance, beginning of year	$1,584	$978
Liabilities incurred	2	454
Liabilities settled	(208)	-
Accretion expense	54	55
Revision of estimates	(326)	97
Balance, end of year	$1,106	$1,584

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

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when oil and gas is sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured. The Fund uses the sales method of accounting for gas production imbalances.  The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties.  These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production.  The Fund’s recorded liability, if any, would be reflected in other liabilities.  No receivables are recorded for those wells where the Fund has taken less than its share of production.

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

Significant and consistent fluctuations in oil and natural gas prices since fourth quarter 2014 have impacted the fair value of the Fund’s oil and gas properties. If oil and natural gas prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

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

Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to the presentation of debt issuance costs on the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset.  Amortization of debt issuance costs will continue to be reported as interest expense.  In August 2015, the FASB issued accounting guidance related to the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements which clarifies that companies may continue to present unamortized debt issuance costs associated with line of credit arrangements as an asset.  These pronouncements became effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The Fund adopted the accounting guidance in first quarter 2016, resulting in a one-time reclassification of $0.2 million of unamortized debt discounts and deferred financing costs from "Other assets" to "Long-term borrowings" on the balance sheet as of December 31, 2015. The adoption of these pronouncements did not impact the Fund’s results of operations or cash flows.

In May 2014, the FASB issued accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. In July 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In March 2016, the FASB issued accounting guidance, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued guidance on identifying performance obligations and licensing and in May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the guidance. The accounting guidance may be applied either retrospectively or through the use of a modified-retrospective method. Based on the Fund’s initial assessment of the accounting guidance, the Fund currently does not expect it will have a material impact on its results of operations or cash flows in the period after adoption. Under the accounting guidance, revenue is recognized as control transfers to the customer, as such the Fund expects the application of the accounting guidance to its existing contracts to be generally consistent with its current revenue recognition model. The Fund will continue the evaluation of the provisions of this accounting guidance, as well as new or emerging interpretations, as it relates to new contracts the Fund receives and in particular as it relates to disclosure requirements through the date of adoption, which is currently expected to be January 1, 2018.

2.   Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2009, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations.  Such costs are included within general and administrative expenses. Management reimbursement costs during each of the years ended December 31, 2016 and 2015 were $80 thousand.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  The Fund did not pay distributions during the year ended December 31, 2016. Distributions paid to the Manager during the year ended December 31, 2015 were $32 thousand.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

In May 2015, Beta Sales and Transport, LLC (“Beta S&T”), a wholly-owned subsidiary of the Manager, was formed to act as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager (the “Ridgewood Beta Funds”) to facilitate the transportation and sale of oil and gas produced from the Beta Project. On June 1, 2016, the Ridgewood Beta Funds entered into a master agreement with Beta S&T pursuant to which Beta S&T is obligated to purchase from Ridgewood Beta Funds all of their interests in oil and gas produced at the Beta Project and sell such volumes to unrelated third party purchasers.

Pursuant to the master agreement, Beta S&T is a pass-through entity such that it receives no benefit or compensation for the services provided under the master agreement or under any other agreement it enters into with regard to the oil and gas purchased from the Ridgewood Beta Funds. Ridgewood Beta Funds have agreed to indemnify, defend and hold harmless Beta S&T from and against all claims, liabilities, losses, causes of action, costs and expenses asserted against it as a result of or arising from any act or omission, breach and claims for losses or damages arising out of its dealing with third parties with respect to the transportation, processing or sale of oil and gas from the Beta Project. The revenues and expenses from the sale of oil and natural gas to third party purchasers are recorded as oil and gas revenue and operating expenses in the Fund’s statements of operations. These revenues and operating expenses allocable to the Fund are based on the Fund’s working interest ownership in the Beta Project.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

3.  Credit Agreement – Beta Project Financing

In November 2012, the Fund entered into a credit agreement (as amended on September 30, 2016, the “Credit Agreement”) with Rahr Energy Investments LLC, as Administrative Agent and Lender (and any other banks or financial institutions that may in the future become a party thereto, collectively “Lenders”) that provides for an aggregate loan commitment to the Fund of approximately $5.4 million (“Loan”), to provide capital toward the funding of the Fund’s share of development costs on the Beta Project. Except in cases of fraud and breach of certain representations, the Loan is non-recourse to the Fund’s other assets and secured solely by the Fund’s interests in the Beta Project. Certain other funds managed by Ridgewood (“Ridgewood Funds”, and when used with the Fund the “Ridgewood Participating Funds”) have also executed the Credit Agreement. Pursuant to the Credit Agreement, each Ridgewood Participating Fund has a separate loan commitment from the Lenders and amounts borrowed are not joint and several obligations. Each of the Ridgewood Participating Funds’ borrowings is secured solely by its separate interest in the Beta Project. Therefore, the Fund is liable for the repayment of its Loan and is not liable to the Lenders to repay any loan made to any other Ridgewood Funds. The Manager serves as the manager for each of the Ridgewood Participating Funds. As of December 31, 2016, in accordance with the terms of the Credit Agreement, there will be no additional borrowings available to the Ridgewood Participating Funds.

As of December 31, 2016 and 2015, the Fund had borrowings of $5.4 million and $3.0 million, respectively, under the Credit Agreement. The Loan bears interest at 8% compounded annually.  Principal and interest are repaid at the lesser of (i) a monthly rate of 1.25% of the Fund’s total principal outstanding as of July 31, 2016 for the first seven months beginning October 2016, and increases to a monthly rate of 4.5% thereafter until the Loan is repaid in full, and (ii) debt service amount as defined in the Credit Agreement, in no event later than December 31, 2020.  The Loan may be prepaid by the Fund without premium or penalty.

The unamortized debt discounts and deferred financing costs of $0.1 million as of December 31, 2016 and $0.2 million as of December 31, 2015 are presented as a reduction of “Long-term borrowings” on the balance sheets (see Note 1. “Organization and Summary of Significant Accounting Policies - Recent Accounting Pronouncements”).  Amortization expense of $40 thousand and $0.1 million during the years ended December 31, 2016 and 2015, respectively, were capitalized and included on the balance sheet within “Oil and gas properties”. As a result of the Beta Project’s commencement of production in third quarter 2016, amortization expense during the year ended December 31, 2016 of $40 thousand was expensed and is included on the statement of operations within “Interest (expense) income, net”.

As of December 31, 2016 and 2015, interest costs of $0.1 million and $15 thousand, respectively, were capitalized and included on the balance sheet within “Oil and gas properties”.  Such amounts were accrued on the balance sheet within “Accrued expenses” as of December 31, 2016 and 2015.  As a result of the Beta Project’s commencement of production in third quarter 2016, interest costs during the year ended December 31, 2016 of $0.2 million were expensed and are included on the statement of operations within “Interest (expense) income, net”.  Such amounts are accrued on the balance sheet within “Accrued expenses”.  Interest payments on the Loan of $0.1 million as of December 31, 2016 related to capitalized interest costs. Such amounts are included within cash flows from investing activities on the statements of cash flows.

As additional consideration to the Lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the Lenders.  The Fund’s share of the Lender’s aggregate ORRI is directly proportionate to its level of borrowing as a percentage of total borrowings of all Ridgewood Participating Funds. Such ORRI will not accrue or become payable to the Lenders until after the Loan is repaid in full.  The Credit Agreement contains customary covenants, with which the Fund was in compliance as of December 31, 2016 and 2015.

4.  Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.

As of December 31, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $4.8 million (which include asset retirement obligations for the Fund’s projects of $1.9 million), of which $3.0 million is expected to be spent during the year ended December 31, 2017, which is primarily related to complete the final phase of the Beta Project. As a result of the continued development of the Beta Project, the Fund has experienced negative cash flows for year ended December 31, 2016. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project. Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, borrowing repayments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  However, if cash flow from operations is not sufficient to meet the Fund’s capital commitments, the Manager will provide short-term financing to accommodate the Fund’s short-term capital commitments if needed.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  As of December 31, 2016 and 2015, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding
On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”).  Generally, the new NTL (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees,  (iii) provided acceptable forms of such additional security and (iv) replaced the waiver system with one of self-insurance.  The new rule became effective as of September 12, 2016; however on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. The Fund, as well as other industry participants, are working with the BOEM, its operators and working interest partners to determine and agree upon the correct level of decommissioning obligations to which they may be liable and the manner in which such obligations will be secured.  The impact of the NTL, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

Insurance Coverage
The Fund is subject to all risks inherent in the exploration for and development of oil and natural gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage.  The occurrence of an event that is not insured or not fully insured could have a material adverse impact upon earnings and financial position.  Moreover, insurance is obtained as a package covering all of the funds managed by the Manager.  Depending on the extent, nature and payment of claims made by the Fund or other funds managed by the Manager, yearly insurance coverage may be exhausted and become insufficient to cover a claim by the Fund in a given year.

Ridgewood Energy Q Fund, LLC
Supplementary Financial Information
Information about Oil and Gas Producing Activities - Unaudited

In accordance with the FASB guidance on disclosures of oil and gas producing activities, this section provides supplementary information on oil and gas exploration and producing activities of the Fund. The Fund is engaged solely in oil and gas activities, all of which are located in the United States offshore waters of Louisiana and Texas in the Gulf of Mexico.

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2016	2015
	(in thousands)
Proved properties	$19,669	$17,130
Total oil and gas properties	19,669	17,130
Accumulated depletion and amortization	(3,897)	(2,957)
Oil and gas properties, net	$15,772	$14,173

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2016	2015
	(in thousands)
Exploration costs	$22	$4
Development costs	2,564	4,701
	$2,586	$4,705

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc. at December 31, 2016 and 2015.  These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules.  Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2016			December 31, 2015
	United States
	Oil (BBLS)	NGL (BBLS)	Gas (MCF)	Oil (BBLS)	NGL (BBLS)	Gas (MCF)

Proved developed and undeveloped reserves:
Beginning of year	326,606	3,964	337,242	341,659	11,406	398,443
Revisions of previous estimates (a)	(109,722)	5,652	(82,812)	(6,405)	(6,079)	(41,728)
Production	(21,564)	(1,556)	(21,090)	(8,648)	(1,363)	(19,473)
End of year	195,320	8,060	233,340	326,606	3,964	337,242

Proved developed reserves:
Beginning of year	14,355	3,964	103,054	27,802	11,406	163,050
End of year	174,800	8,060	221,640	14,355	3,964	103,054

Proved undeveloped reserves:
Beginning of year	312,251	-	234,188	313,857	-	235,393
End of year	20,520	-	11,700	312,251	-	234,188

(a)	Revisions of previous estimates were attributable to well performance.

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

	December 31,
	2016	2015
	(in thousands)
Future cash inflows	$7,620	$15,737
Future production costs	(2,345)	(2,283)
Future development costs	(1,940)	(7,103)
Future net cash flows	3,335	6,351
10% annual discount for estimated timing of cash flows	176	(1,892)
Standardized measure of discounted future net cash flows	$3,511	$4,459

Table V - Changes in the Standardized Measure for Discounted Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2016	2015
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$(3,446)	$(10,703)
Sales and transfers of oil and gas produced during the period	(667)	(89)
Changes in estimated future development costs	5,163	2,754
Net change due to revisions in quantities estimates	(2,701)	(475)
Accretion of discount	446	1,372
Other	257	(2,121)
Aggregate change in the standardized measure of discounted future net cash flows for the year	$(948)	$(9,262)

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