Form 10-Q
period 2017-03-31
RIDGEWOOD ENERGY Q FUND LLC
filed 2017-05-15
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☒

As of May 15, 2017 the Fund had 830.5577 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$2,067	$1,780
Salvage fund	361	557
Production receivable	306	353
Other current assets	28	131
Total current assets	2,762	2,821
Salvage fund	678	481
Oil and gas properties:
Proved properties	20,476	19,669
Less: accumulated depletion and amortization	(5,108)	(3,897)
Total oil and gas properties, net	15,368	15,772
Total assets	$18,808	$19,074

Liabilities and Members' Capital
Current liabilities:
Due to operators	$916	$525
Accrued expenses	250	267
Current portion of long-term borrowings	1,325	1,033
Asset retirement obligations	361	557
Total current liabilities	2,852	2,382
Long-term borrowings	4,030	4,302
Asset retirement obligations	557	549
Other liabilities	45	45
Total liabilities	7,484	7,278
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(7,081)	(7,081)
Retained earnings	4,733	4,631
Manager's total	(2,348)	(2,450)
Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(40,120)	(40,120)
Accumulated deficit	(55,175)	(54,601)
Shareholders' total	13,672	14,246
Total members' capital	11,324	11,796
Total liabilities and members' capital	$18,808	$19,074

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	Three months ended March 31,
	2017	2016
Revenue
Oil and gas revenue	$1,006	$18
Expenses
Depletion and amortization	1,090	33
Operating expenses	195	27
General and administrative expenses	61	55
Total expenses	1,346	115
Loss from operations	(340)	(97)
Interest (expense) income, net	(132)	1
Net loss	$(472)	$(96)

Manager Interest
Net income (loss)	$102	$(10)

Shareholder Interest
Net loss	$(574)	$(86)
Net loss per share	$(691)	$(104)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2017	2016

Cash flows from operating activities
Net loss	$(472)	$(96)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion and amortization	1,090	33
Accretion expense	8	-
Amortization of debt discounts and deferred financing costs	20	-
Changes in assets and liabilities:
Decrease in production receivable	47	-
Decrease in other current assets	103	-
Increase in due to operators	43	7
Increase (decrease) in accrued expenses	26	(18)
Settlement of asset retirement obligations	(75)	-
Net cash provided by (used in) operating activities	790	(74)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(502)	(265)
Increase in salvage fund	(1)	(901)
Net cash used in investing activities	(503)	(1,166)

Cash flows from financing activities	-	-

Net increase (decrease) in cash and cash equivalents	287	(1,240)
Cash and cash equivalents, beginning of period	1,780	2,728
Cash and cash equivalents, end of period	$2,067	$1,488

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$70	$-

Supplemental disclosure of non-cash investing activities
Due to operators for capital expenditures for oil and gas properties	$815	$243

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Organization
The Ridgewood Energy Q Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on August 16, 2005 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated as of September 6, 2005 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund, which addresses matters such as the authority and voting rights of the Manager and shareholders, capitalization, transferability of membership interests, participation in costs and revenues, distribution of assets and dissolution and winding up.  The Fund was organized to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations, the preparation, review and dissemination of tax and other financial information and the management of the Fund’s investments in projects.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages contractual relations with unaffiliated custodians, depositories, accountants, attorneys, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 3 and 4.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2016 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K (“2016 Annual Report”) filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2016, but does not include all annual disclosures required by GAAP.

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

Summary of Significant Accounting Policies
The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2016 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three months ended March 31, 2017.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  At least bi-annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses all of its asset retirement obligations to determine whether any revisions to the obligations are necessary.  The following table presents changes in asset retirement obligations during the three months ended March 31, 2017 and 2016.

	2017	2016
	(in thousands)
Balance, beginning of period	$1,106	$1,583
Liabilities settled	(75)	-
Accretion expense	8	-
Revision of estimates	(121)	-
Balance, end of period	$918	$1,583

During the three months ended March 31, 2017, the Fund recorded credits to depletion expense totaling $0.1 million related to an adjustment to the asset retirement obligation for a fully depleted property. The Fund maintains a salvage fund to provide for the funding of asset retirement obligations.

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

Fluctuations in oil and natural gas prices may impact the fair value of the Fund’s oil and gas properties. If oil and natural gas prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. In July 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In March 2016, the FASB issued accounting guidance, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued guidance on identifying performance obligations and licensing and in May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the guidance.  The accounting guidance may be applied either retrospectively or through the use of a modified-retrospective method. Based on the Fund’s initial assessment of the accounting guidance, the Fund currently does not expect it will have a material impact on its results of operations or cash flows in the period after adoption. Under the accounting guidance, revenue is recognized as control transfers to the customer, as such the Fund expects the application of the accounting guidance to its existing contracts to be generally consistent with its current revenue recognition model. The Fund will continue the evaluation of the provisions of this accounting guidance, as well as new or emerging interpretations, as it relates to new contracts the Fund receives and in particular as it relates to disclosure requirements through the date of adoption, which is currently expected to be January 1, 2018.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. During 2009, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations.  Such costs are included within general and administrative expenses. Management reimbursement costs during each of the three months ended March 31, 2017 and 2016 were $20 thousand.

The Manager is also entitled to receive a 15% interest in cash distributions from operations made by the Fund.  The Fund did not pay distributions during the three months ended March 31, 2017 and 2016.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

In 2016, the Fund entered into a master agreement with Beta Sales and Transport, LLC, a wholly owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project. The Fund has provided discussion of this agreement in Note 2 of “Notes to Financial Statements” – “Related Parties” contained in Item 8. “Financial Statements and Supplementary Data” within its 2016 Annual Report.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Credit Agreement – Beta Project Financing

As of March 31, 2017 and December 31, 2016, the Fund had borrowings of $5.4 million under the credit agreement. The loan bears interest at 8% compounded annually.  Principal and interest are repaid at the lesser of (i) a monthly rate of 1.25% of the Fund’s total principal outstanding as of July 31, 2016 for the first seven months beginning October 2016, and increases to a monthly rate of 4.5% thereafter until the loan is repaid in full, and (ii) debt service amount as defined in the credit agreement, in no event later than December 31, 2020.  The loan may be prepaid by the Fund without premium or penalty. As of December 31, 2016, in accordance with the terms of the credit agreement, there are no additional borrowings available to the Fund.

The unamortized debt discounts and deferred financing costs of $0.1 million as of March 31, 2017 and December 31, 2016 are presented as a reduction of “Long-term borrowings” on the balance sheets.  Amortization expense during the three months ended March 31, 2017 of $20 thousand was expensed and is included on the statements of operations within “Interest (expense) income, net”. Amortization expense during the three months ended March 31, 2016 of $20 thousand was capitalized and included on the balance sheet within “Oil and gas properties”.

As of March 31, 2017 and December 31, 2016, accrued interest costs of $0.2 million were included on the balance sheets within “Accrued expenses”. Interest costs incurred during the three months ended March 31, 2017 of $0.1 million were expensed and are included on the statements of operations within “Interest (expense) income, net”. Interest costs incurred during the three months ended March 31, 2016 of $0.1 million were capitalized and included on the balance sheet within “Oil and gas properties”.  During the three months ended March 31, 2017, the Fund made interest payments on the loan of $0.1 million, of which $43 thousand related to capitalized interest costs and are included within cash flows from investing activities on the statements of cash flows.

As additional consideration to the lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the lenders. Such ORRI will not accrue or become payable to the lenders until after the loan is repaid in full. The credit agreement contains customary covenants, with which the Fund was in compliance as of March 31, 2017 and December 31, 2016.

4.	Commitments and Contingencies

Capital Commitments
As of March 31, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $3.5 million (which include asset retirement obligations for the Fund’s projects of $1.8 million), of which $1.7 million is expected to be spent during the next twelve months primarily related to the completion of the final phase of the Beta Project. Additionally, current liabilities exceed current assets as of March 31, 2017.  Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, borrowing repayments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager will provide short-term financing to accommodate the Fund’s short-term commitments if needed.

Environmental and Governmental Regulations
Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2017 and December 31, 2016, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. Any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows. It is not possible at this time to predict whether such legislation or regulation, if proposed, will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact the Fund’s business.

BOEM Notice to Lessees on Supplemental Bonding
On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”).  Generally, the new NTL (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees,  (iii) provided acceptable forms of such additional security and (iv) replaced the waiver system with one of self-insurance.  The new rule became effective as of September 12, 2016; however on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. The Fund, as well as other industry participants, are working with the BOEM, its operators and working interest partners to determine and agree upon the correct level of decommissioning obligations to which they may be liable and the manner in which such obligations will be secured.  The impact of the NTL, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

Insurance Coverage
The Fund is subject to all risks inherent in the oil and natural gas business. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage.  The occurrence of an event that is not insured or not fully insured could have a material adverse impact upon earnings and financial position.  Moreover, insurance is obtained as a package covering all of the funds managed by the Manager.  Depending on the extent, nature and payment of claims made by the Fund or other funds managed by the Manager, yearly insurance coverage may be exhausted and become insufficient to cover a claim by the Fund in a given year.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy Q Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods.  Examples of events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market and other conditions affecting the pricing, production and demand of oil and natural gas, the cost and availability of equipment, and changes in domestic and foreign governmental regulations.  Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity.  Forward-looking statements made in this document speak only as of the date on which they are made.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

There were no changes to the Fund’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016.

Overview of the Fund’s Business

The Fund was organized primarily to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of oil and natural gas projects. Distributions to shareholders are made in accordance with the Fund’s limited liability company agreement (the “LLC Agreement”).

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs or arranges for the performance of, the management, advisory and administrative services required for the Fund’s operations.  As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2009, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs related to services provided by the Manager for accounting and investor relations.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Commodity Price Changes

Changes in commodity prices may significantly affect liquidity and expected operating results.  Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable.  Significant declines in prices could result in non-cash charges to earnings due to impairment.

During fourth quarter 2014, there was a significant decline in oil and natural gas commodity prices, which continued into mid-year 2016 when oil and gas commodity prices began to show improvement that has continued through first quarter 2017.  The Fund plans for price cyclicality in its planning and believes it is well positioned to withstand such price volatility. Despite operating in a sustained lower commodity price environment, the Fund continued to advance the development of the Beta Project. During the second half of 2016, Beta Project well #1 and well #2 commenced production and during second quarter 2017, Beta Project well #3 began producing. The Fund has suspended distributions and continues to conserve cash to complete the final phase of the Beta Project as budgeted.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2017 and 2016 and the effect of such average prices on the Fund’s results of operations.  If oil and natural gas prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will continue to be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2017	Budget	Status
		(in thousands)
Producing Properties
Beta Project	2.25%	$17,128	$19,913
The Beta Project is expected to include the development of four wells.  Well #1 commenced production during third quarter 2016.  Well #2 commenced production during fourth quarter 2016.  Well #3  commenced production during second quarter 2017. Well #4 began drilling operations in second quarter 2017 and is expected to commence production in the latter part of 2017. The Fund expects to spend $1.8 million for additional development costs and $1.0 million for asset retirement obligations.

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

Results of Operations

The following table summarizes the Fund’s results of operations during the three months ended March 31, 2017 and 2016, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2017	2016
	(in thousands)
Revenue
Oil and gas revenue	$1,006	$18
Expenses
Depletion and amortization	1,090	33
Operating expenses	195	27
General and administrative expenses	61	55
Total expenses	1,346	115
Loss from operations	(340)	(97)
Interest (expense) income, net	(132)	1
Net loss	$(472)	$(96)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2017 and 2016.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended March 31,
	2017	2016
Number of wells producing	3	1
Total number of production days	260	18
Oil sales (in thousands of barrels)	21	1
Average oil price per barrel	$44	$30
Gas sales (in thousands of mcfs)	25	1
Average gas price per mcf	$3.27	$0.83

The increases noted in the above table were primarily related to the commencement of production of two wells in the Beta Project during the second half of 2016 coupled with the Liberty Project, which had been shut-in during the early part of 2016.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.   Generally, the Fund sells oil, gas and NGLs under two types of agreements, which are common in the oil and gas industry. In a netback agreement, the Fund receives a price, net of transportation expense incurred by the purchaser, and the Fund records revenue at the net price received. In the second type of agreement, the Fund pays transportation expense directly, and transportation expense is included within operating expenses in the statements of operations.

Oil and gas revenue during the three months ended March 31, 2017 was $1.0 million, an increase of $1.0 million from the three months ended March 31, 2016. The increase was attributable to increased sales volume totaling $0.6 million coupled with increased oil and gas prices totaling $0.3 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the three months ended March 31, 2017 was $1.1 million, an increase of $1.1 million from the three months ended March 31, 2016.  The increase was attributable to an increase in the average depletion rate totaling $1.0 million coupled with an increase in production volumes totaling $0.2 million, partially offset by an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.1 million.  The increase in the average depletion rate was primarily attributable to the onset of production of the Beta Project.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.  Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2017	2016
	(in thousands)
Lease operating expense	$136	$24
Insurance expense	27	1
Workover expense	17	-
Accretion expense and other	15	2
	$195	$27

Lease operating expense, which includes transportation and processing expense, relates to the Fund’s producing properties. Insurance expense represents premiums related to the Fund’s properties, which vary depending upon the number of wells producing or drilling. Workover expense represents costs to restore or stimulate production of existing reserves. During the three months ended March 31, 2017, workover expense relates to the Beta Project.  Accretion expense relates to the asset retirement obligations established for the Fund’s proved properties.

The average production cost, which includes lease operating expense, transportation and processing expense and insurance expense, was $6.60 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2017, compared to $33.90 per BOE during the three months ended March 31, 2016. The decrease was primarily attributable to the Liberty Project, which had higher cost per BOE in 2016 due to costs incurred as a result of third-party facilities’ repair and maintenance activities during first quarter 2016. The decrease in the production cost per BOE is partially offset by the Beta Project, which commenced production during the second half of 2016.  As the Beta Project volumes are produced through its own standalone production facility, the production costs per BOE may decline over time as throughput increases from the project or other projects expected to tie-in to the facility.

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities during the three months ended March 31, 2017 were $0.8 million, related to revenue received of $1.1 million, partially offset by general and administrative expenses of $0.1 million and the settlement of an asset retirement obligation of $0.1 million.

Cash flows used in operating activities during the three months ended March 31, 2016 were $0.1 million, primarily related to general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities during the three months ended March 31, 2017 were $0.5 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities during the three months ended March 31, 2016 were $1.2 million, related to investments in salvage fund of $0.9 million and capital expenditures for oil and gas properties of $0.3 million.

Financing Cash Flows
There were no cash flows from financing activities during the three months ended March 31, 2017 and 2016.

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

Capital expenditures for oil and gas properties have been funded with the capital raised by the Fund in its private placement offering, and in certain circumstances, through debt financing.  The Fund’s remaining capital has been fully allocated to complete its projects. As a result, the Fund will not invest in any new projects and will limit its investment activities, if any, to those projects in which it currently has a working interest.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, capital expenditures for its oil and gas properties and borrowing repayments.  Such needs are funded utilizing operating income and existing cash on-hand.

As of March 31, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $3.5 million (which include asset retirement obligations for the Fund’s projects of $1.8 million), of which $1.7 million is expected to be spent during the next twelve months primarily related to the completion of the final phase of the Beta Project. Additionally, current liabilities exceed current assets as of March 31, 2017.  Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project. Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, borrowing repayments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager will provide short-term financing to accommodate the Fund’s short-term commitments if needed.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.  Due to the significant capital required to develop the Beta Project, distributions have been impacted, and may be impacted in the future, by amounts reserved to provide for their ongoing development costs, debt service costs, and funding their estimated asset retirement obligations.

Credit Agreement
In November 2012, the Fund entered into a credit agreement (as amended on September 30, 2016, the “Credit Agreement”) with Rahr Energy Investments LLC, as administrative agent and lender (and any other banks or financial institutions that may in the future become a party thereto), that provides for an aggregate loan commitment to the Fund of approximately $5.4 million to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of March 31, 2017 and December 31, 2016, the Fund had borrowed $5.4 million under the Credit Agreement wherein no borrowings remain.

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

Unamortized debt discounts and deferred financing costs of $0.1 million as of March 31, 2017 and December 31, 2016 are presented as a reduction of “Long-term borrowings” on the balance sheets.

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

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement as of March 31, 2017 and December 31, 2016.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2017 and December 31, 2016 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of March 31, 2017 and December 31, 2016, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2017.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Q FUND, LLC

Dated:	May 15, 2017	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 15, 2017	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)