Form 10-Q
period 2017-06-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2017-08-11
CIK 1338474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company Emerging growth company	☒ ☐

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

As of August 11, 2017 there were 830.5577 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,489	$1,780
Salvage fund	355	557
Production receivable	320	353
Other current assets	-	131
Total current assets	2,164	2,821
Salvage fund	631	481
Oil and gas properties:
Proved properties	21,044	19,669
Less: accumulated depletion and amortization	(6,468)	(3,897)
Total oil and gas properties, net	14,576	15,772
Total assets	$17,371	$19,074

Liabilities and Members' Capital
Current liabilities:
Due to operators	$261	$525
Accrued expenses	65	267
Current portion of long-term borrowings	1,617	1,033
Asset retirement obligations	355	557
Total current liabilities	2,298	2,382
Long-term borrowings	3,758	4,302
Asset retirement obligations	566	549
Other liabilities	45	45
Total liabilities	6,667	7,278
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(7,081)	(7,081)
Retained earnings	4,851	4,631
Manager's total	(2,230)	(2,450)
Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(40,120)	(40,120)
Accumulated deficit	(55,913)	(54,601)
Shareholders' total	12,934	14,246
Total members' capital	10,704	11,796
Total liabilities and members' capital	$17,371	$19,074

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
Oil and gas revenue	$1,121	$100	$2,127	$118
Expenses
Depletion and amortization	1,360	43	2,450	76
Operating expenses	178	38	373	65
General and administrative expenses	70	59	131	114
Total expenses	1,608	140	2,954	255
Loss from operations	(487)	(40)	(827)	(137)
Interest (expense) income, net	(133)	-	(265)	1
Net loss	$(620)	$(40)	$(1,092)	$(136)

Manager Interest
Net income (loss)	$118	$2	$220	$(8)

Shareholder Interest
Net loss	$(738)	$(42)	$(1,312)	$(128)
Net loss per share	$(888)	$(49)	$(1,579)	$(153)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2017	2016

Cash flows from operating activities
Net loss	$(1,092)	$(136)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion and amortization	2,450	76
Accretion expense	16	-
Amortization of debt discounts and deferred financing costs	40	-
Changes in assets and liabilities:
Decrease (increase) in production receivable	33	(33)
Decrease in other current assets	131	-
Increase in due to operators	25	2
(Decrease) increase in accrued expenses	(159)	22
Settlement of asset retirement obligations	(81)	-
Net cash provided by (used in) operating activities	1,363	(69)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,706)	(981)
Decrease (increase) in salvage fund	52	(901)
Net cash used in investing activities	(1,654)	(1,882)

Cash flows from financing activities	-	-

Net decrease in cash and cash equivalents	(291)	(1,951)
Cash and cash equivalents, beginning of period	1,780	2,728
Cash and cash equivalents, end of period	$1,489	$777

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$377	$-

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$178	$376

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

Summary of Significant Accounting Policies
The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2016 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2017.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  At least bi-annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary.  The following table presents changes in asset retirement obligations during the six months ended June 30, 2017 and 2016.

	2017	2016
	(in thousands)
Balance, beginning of period	$1,106	$1,584
Liabilities incurred	1	-
Liabilities settled	(81)	-
Accretion expense	16	-
Revision of estimates	(121)	-
Balance, end of period	$921	$1,584

During the six months ended June 30, 2017, the Fund recorded credits to depletion expense totaling $0.1 million related to an adjustment to the asset retirement obligation for a fully depleted property. The Fund maintains a salvage fund to provide for the funding of asset retirement obligations.

Impairment of Long-Lived Assets
The Fund reviews the carrying value of its oil and gas properties annually and when management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the review.  If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the asset is written down to fair value, which is determined using estimated future net discounted cash flows from the asset.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of future net discounted cash flows from proved oil and natural gas reserves could change in the near term.

Fluctuations in oil and natural gas prices may impact the fair value of the Fund’s oil and gas properties. If oil and natural gas prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on revenue recognition, which provides for a single five-step model to be applied to all revenue contracts with customers. In July 2015, the FASB issued a deferral of the effective date of the guidance to 2018, with early adoption permitted in 2017. In March 2016, the FASB issued accounting guidance, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. In April 2016, the FASB issued guidance on identifying performance obligations and licensing and in May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the guidance.  The accounting guidance may be applied either retrospectively or through the use of a modified-retrospective method. Based on the Fund’s initial assessment of the accounting guidance, the Fund currently does not expect it will have a material impact on its results of operations or cash flows in the period after adoption. Under the accounting guidance, revenue is recognized as control transfers to the customer, as such the Fund expects the application of the accounting guidance to its existing contracts to be generally consistent with its current revenue recognition model. The Fund is continuing to evaluate the provisions of this accounting guidance, as well as new or emerging interpretations, as it relates to new contracts the Fund receives and in particular as it relates to disclosure requirements through the date of adoption, which is January 1, 2018.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. During 2009, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations.  Such costs are included within general and administrative expenses. Management reimbursement costs during each of the three and six months ended June 30, 2017 and 2016 were $20 thousand and $40 thousand, respectively.

The Manager is also entitled to receive a 15% interest in cash distributions from operations made by the Fund.  The Fund did not pay distributions during the three and six months ended June 30, 2017 and 2016.

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

3.	Credit Agreement – Beta Project Financing

As of June 30, 2017 and December 31, 2016, the Fund had borrowings of $5.4 million under the credit agreement. The loan bears interest at 8% compounded annually.  Principal and interest are repaid at the lesser of the Monthly Fixed Amount or the Debt Service Cap amount, as defined in the credit agreement, until the loan is repaid in full, in no event later than December 31, 2020.  The loan may be prepaid by the Fund without premium or penalty. As of December 31, 2016, in accordance with the terms of the credit agreement, there are no additional borrowings available to the Fund.

Unamortized debt discounts and deferred financing costs of $40 thousand as of June 30, 2017 and $0.1 million as of December 31, 2016 are presented as a reduction of “Long-term borrowings” on the balance sheets.  Amortization expense during the three and six months ended June 30, 2017 of $20 thousand and $40 thousand, respectively, were expensed and are included on the statements of operations within “Interest (expense) income, net”. Amortization expense during the three and six months ended June 30, 2016 of $20 thousand and $40 thousand, respectively, were capitalized and included on the balance sheet within “Oil and gas properties”.

As of June 30, 2017 and December 31, 2016, accrued interest costs of $3 thousand and $0.2 million, respectively, were included on the balance sheets within “Accrued expenses”. Interest costs incurred during the three and six months ended June 30, 2017 of $0.1 million and $0.2 million, respectively, were expensed and are included on the statements of operations within “Interest (expense) income, net”. Interest costs incurred during each of the three and six months ended June 30, 2016 of $0.1 were capitalized and included on the balance sheet within “Oil and gas properties”. During the six months ended June 30, 2017, the Fund made payments on the loan of $43 thousand, which related to capitalized interest costs.

As additional consideration to the lenders, the Fund has agreed to convey an overriding royalty interest (“ORRI”) in its working interest in the Beta Project to the lenders. Such ORRI will not accrue or become payable to the lenders until after the loan is repaid in full. The credit agreement contains customary covenants, with which the Fund was in compliance as of June 30, 2017 and December 31, 2016.

4.	Commitments and Contingencies

Capital Commitments
As of June 30, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $2.7 million (which include asset retirement obligations for the Fund’s projects of $1.8 million), of which $0.9 million is expected to be spent during the next twelve months primarily related to the completion of the final phase of the Beta Project. As a result of continued development of the Beta Project, the Fund has experienced negative cash flows for the six months ended June 30, 2017.  Additionally, current liabilities exceed current assets as of June 30, 2017.  Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, borrowing repayments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.  However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager will provide short-term financing to accommodate the Fund’s short-term commitments if needed.

Environmental and Governmental Regulations
Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2017 and December 31, 2016, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding
On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”).  Generally, the new NTL (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees,  (iii) provided acceptable forms of such additional security and (iv) replaced the waiver system with one of self-insurance.  The new rule became effective as of September 12, 2016; however on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of its review of the new NTL. The Fund, as well as other industry participants, are working with the BOEM, its operators and working interest partners to determine and agree upon the correct level of decommissioning obligations to which they may be liable and the manner in which such obligations will be secured.  The impact of the NTL, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Ridgewood Energy Corporation (the “Manager”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs or arranges for the performance of, the management, advisory and administrative services required for the Fund’s operations.  As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  During 2009, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs related to services provided by the Manager for accounting and investor relations.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Commodity Price Changes

Changes in commodity prices may significantly affect liquidity and expected operating results.  Declines in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable.  Significant declines in prices could result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. Despite operating in a sustained lower commodity price environment, the Fund continued to advance the development of the Beta Project. During the second half of 2016, Beta Project well #1 and well #2 commenced production and during second quarter 2017, Beta Project well #3 commenced production. The Fund has suspended distributions and continues to conserve cash to complete the final phase of the Beta Project as budgeted.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2017 and 2016 and the effect of such average prices on the Fund’s results of operations.  If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2017	Budget	Status
		(in thousands)
Producing Properties
Beta Project	2.25%	$17,696	$19,634
The Beta Project is expected to include the development of four wells.  Well #1 commenced production during third quarter 2016.  Well #2 commenced production during fourth quarter 2016.  Well #3  commenced production during second quarter 2017. Well #4, which is currently progressing with completion operations,  is expected to commence production in third quarter 2017. The Fund expects to spend $0.9 million for additional development costs and $1.0 million for asset retirement obligations.

Liberty Project	2.0%	$3,004	$3,445
The Liberty Project, a single-well project, commenced production in 2010.  After various shut-ins in late-2015 and early-2016, due to third-party facilities' repair and maintenance activities, the well resumed production in early-May 2016.  The well is currently shut-in due to gas dehydration unit work and is expected to resume production in third quarter 2017. The operator has submitted a downhole commingling permit to flow the current zone together with the behind-pipe zone at no cost to the Fund.  The Fund expects to spend $0.4 million for asset retirement obligations.

 Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2017 and 2016, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenue
Oil and gas revenue	$1,121	$100	$2,127	$118
Expenses
Depletion and amortization	1,360	43	2,450	76
Operating expenses	178	38	373	65
General and administrative expenses	70	59	131	114
Total expenses	1,608	140	2,954	255
Loss from operations	(487)	(40)	(827)	(137)
Interest (expense) income, net	(133)	-	(265)	1
Net loss	$(620)	$(40)	$(1,092)	$(136)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2017 and 2016.  Natural gas liquid (“NGL”) sales are included within gas sales.
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Number of wells producing	4	1	4	1
Total number of production days	319	55	579	73
Oil sales (in thousands of barrels)	24	2	44	2
Average oil price per barrel	$42	$42	$43	$39
Gas sales (in thousands of mcfs)	32	4	59	6
Average gas price per mcf	$3.23	$1.65	$3.30	$1.50

The increases in the above table were primarily related to the commencement of production of three wells in the Beta Project, two wells during the second half of 2016 and one well during the second quarter 2017, coupled with the Liberty Project, which had been shut-in during the early part of 2016.  See additional discussion in “Business Update” section above.

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

Oil and gas revenue during the three months ended June 30, 2017 was $1.1 million, an increase of $1.0 million from the three months ended June 30, 2016. The increase was attributable to increased sales volume totaling $1.0 million coupled with increased oil and gas prices totaling $0.1 million.

Oil and gas revenue during the six months ended June 30, 2017 was $2.1 million, an increase of $2.0 million from the six months ended June 30, 2016. The increase was attributable to increased sales volume totaling $1.7 million coupled with increased oil and gas prices totaling $0.3 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the three months ended June 30, 2017 was $1.4 million, an increase of $1.3 million from the three months ended June 30, 2016.  The increase was attributable to an increase in the average depletion rate totaling $1.1 million coupled with an increase in production volumes totaling $0.3 million.

Depletion and amortization during the six months ended June 30, 2017 was $2.5 million, an increase of $2.4 million from the six months ended June 30, 2016.  The increase was attributable to an increase in the average depletion rate totaling $2.0 million coupled with an increase in production volumes totaling $0.5 million, partially offset by an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.1 million.

The increases in the average depletion rates were primarily attributable to the onset of production of the Beta Project.  See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.  Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Lease operating expense	$124	$14	$260	$38
Insurance expense	43	15	70	16
Accretion expense	8	-	16	-
Workover expense and other	3	9	27	11
	$178	$38	$373	$65

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

The average production cost, which includes lease operating expense, transportation and processing expense and insurance expense, was $5.73 per barrel of oil equivalent (“BOE”) and $6.11 per BOE during the three and six months ended June 30, 2017, respectively, compared to $12.97 per BOE and $17.88 per BOE during the three and six months ended June 30, 2016, respectively. The decreases were primarily attributable to the Liberty Project, which had higher cost per BOE in 2016 due to costs incurred as a result of third-party facilities’ repair and maintenance activities during first quarter 2016.  In addition, the Beta Project has lower cost per BOE as compared to other projects due to the processing of production through its standalone facility. The production costs per BOE may decline over time as throughput increases from the project or other projects expected to tie-in to the facility.

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities during the six months ended June 30, 2017 were $1.4 million, related to revenue received of $2.2 million, partially offset by operating expenses of $0.6 million, general and administrative expenses of $0.1 million and the settlement of an asset retirement obligation of $0.1 million.

Cash flows used in operating activities during the six months ended June 30, 2016 were $0.1 million, related to general and administrative expenses of $0.1 million and operating expenses of $0.1 million, partially offset by revenue received of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities during the six months ended June 30, 2017 were $1.7 million, related to capital expenditures for oil and gas properties of $1.7 million, partially offset by proceeds from salvage fund of $0.1 million.

Cash flows used in investing activities during the six months ended June 30, 2016 were $1.9 million, related to capital expenditures for oil and gas properties of $1.0 million and investments in salvage fund of $0.9 million.

Financing Cash Flows
There were no cash flows from financing activities during the six months ended June 30, 2017 and 2016.

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

As of June 30, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $2.7 million (which include asset retirement obligations for the Fund’s projects of $1.8 million), of which $0.9 million is expected to be spent during the next twelve months primarily related to the completion of the final phase of the Beta Project. As a result of continued development of the Beta Project, the Fund has experienced negative cash flows for the six months ended June 30, 2017.  Additionally, current liabilities exceed current assets as of June 30, 2017.  Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project. Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, borrowing repayments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager will provide short-term financing to accommodate the Fund’s short-term commitments if needed.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.  Due to the significant capital required to develop the Beta Project, distributions have been impacted, and may be impacted in the future, by amounts reserved to provide for its ongoing development costs, debt service costs, and funding their estimated asset retirement obligations.

Credit Agreement
In November 2012, the Fund entered into a credit agreement (as amended on September 30, 2016, the “Credit Agreement”) to provide capital toward the funding of the Fund’s share of development costs on the Beta Project.  As of June 30, 2017 and December 31, 2016, the Fund had borrowed $5.4 million under the Credit Agreement. As of December 31, 2016, in accordance with the terms of the Credit Agreement, there are no additional borrowings available to the Fund.

The loan bears interest at 8% compounded annually. Monthly principal and interest payments are the lesser of the Monthly Fixed Amount or the Debt Service Cap amount, as defined in the Credit Agreement, until the loan is repaid in full, in no event later than December 31, 2020. The Fund expects operating income from the Beta Project to be sufficient to cover the principal and interest payments required under the Credit Agreement. The loan may be prepaid by the Fund without premium or penalty.

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

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement as of June 30, 2017 and December 31, 2016.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2017 and December 31, 2016 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of June 30, 2017 and December 31, 2016, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2017.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Q FUND, LLC
Dated:	August 11, 2017	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 11, 2017	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)