Form 10-Q
period 2018-09-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2018-11-09
CIK 1338474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of November 9, 2018 there were 830.5577 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,565	$1,026
Salvage fund	462	588
Production receivable	276	532
Other current assets	88	60
Total current assets	2,391	2,206
Salvage fund	593	435
Oil and gas properties:
Proved properties	26,154	22,433
Less: accumulated depletion and amortization	(10,912)	(7,921)
Total oil and gas properties, net	15,242	14,512
Total assets	$18,226	$17,153

Liabilities and Members' Capital
Current liabilities:
Due to operators	$848	$682
Accrued expenses	49	54
Current portion of long-term borrowings	637	1,620
Asset retirement obligations	462	588
Other current liabilities	45	45
Total current liabilities	2,041	2,989
Long-term borrowings	3,311	3,218
Asset retirement obligations	555	236
Total liabilities	5,907	6,443
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(7,081)	(7,081)
Retained earnings	5,613	5,093
Manager's total	(1,468)	(1,988)
Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(40,120)	(40,120)
Accumulated deficit	(55,060)	(56,149)
Shareholders' total	13,787	12,698
Total members' capital	12,319	10,710
Total liabilities and members' capital	$18,226	$17,153

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
Oil and gas revenue	$1,402	$872	$4,305	$2,999
Expenses
Depletion and amortization	1,085	445	3,286	2,895
Operating expenses	210	183	533	556
General and administrative expenses	62	61	203	192
Total expenses	1,357	689	4,022	3,643
Income (loss) from operations	45	183	283	(644)
Other income (loss)
Gain on debt extinguishment	1,610	-	1,610	-
Interest expense, net	(91)	(133)	(284)	(398)
Total other income (loss)	1,519	(133)	1,326	(398)
Net income (loss)	$1,564	$50	$1,609	$(1,042)

Manager Interest
Net income	$176	$90	$520	$310

Shareholder Interest
Net income (loss)	$1,388	$(40)	$1,089	$(1,352)
Net income (loss) per share	$1,671	$(49)	$1,312	$(1,628)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$1,609	$(1,042)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	3,286	2,895
Accretion expense	19	23
Gain on debt extinguishment	(1,610)	-
Amortization of debt discounts and deferred financing costs	-	60
Changes in assets and liabilities:
Decrease in production receivable	256	125
(Increase) decrease in other current assets	(28)	42
(Decrease) increase in due to operators	(6)	38
Decrease in accrued expenses	(5)	(156)
Settlement of asset retirement obligations	(125)	(96)
Net cash provided by operating activities	3,396	1,889

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,954)	(2,122)
(Increase) decrease in salvage fund	(32)	66
Net cash used in investing activities	(1,986)	(2,056)

Cash flows from financing activities
Repayments of long-term borrowings	(871)	(287)
Net cash used in financing activities	(871)	(287)

Net increase (decrease) in cash and cash equivalents	539	(454)
Cash and cash equivalents, beginning of period	1,026	1,780
Cash and cash equivalents, end of period	$1,565	$1,326

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$287	$495

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$734	$526

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2017 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2018, except as noted below for revenue recognition. See Note 2. “Revenue Recognition” for discussion of the Fund’s updated accounting policies related to revenue recognition for revenue from contracts with customers.

Fair Value Measurements

The Fund follows the accounting guidance for fair value measurement for measuring fair value of assets and liabilities in its financial statements. The Fund’s financial instruments consist of cash and cash equivalents, salvage fund, production receivable, other current assets, due to operators, accrued expenses, other current liabilities and long-term debt. Except for long-term debt, the carrying amounts of these instruments approximate fair value due to their short-term nature. The Fund’s salvage fund is a separate interest-bearing account that has no restrictions on withdrawals, therefore its carrying amount approximates fair value. The Fund’s long-term debt is valued using an income approach and classified as Level 3 in the fair value hierarchy. The Fund applies the provisions of the fair value measurement accounting guidance to its non-financial assets and liabilities, such as oil and gas properties and asset retirement obligations, on a non-recurring basis.

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

	Nine months ended September 30,
	2018	2017
	(in thousands)
Balance, beginning of period	$824	$1,106
Liabilities incurred	3	2
Liabilities settled	(125)	(96)
Accretion expense	19	23
Revision of estimates	296	(121)
Balance, end of period	$1,017	$914

During the nine months ended September 30, 2018, the Fund recorded depletion expense totaling $0.3 million related to an adjustment to the asset retirement obligation for a fully depleted property. During the nine months ended September 30, 2017, the Fund recorded credits to depletion expense totaling $0.1 million related to an adjustment to the asset retirement obligation for a fully depleted property.

Impairment of Long-Lived Assets

The Fund reviews the carrying value of its oil and gas properties for impairment whenever events and circumstances indicate that the recorded carrying value of the assets may not be recoverable. Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value of the assets at the time of the review. If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the asset is written down to estimated fair value, which is determined using a valuation technique that considers both market and income approaches and uses Level 3 inputs. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.

There were no impairments of oil and gas properties during each of the three and nine months ended September 30, 2018 and 2017. Fluctuations in oil and natural gas prices may impact the fair value of the Fund’s oil and gas properties. If oil and natural gas prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on fair value measurement, which adds, among other things, disclosure requirements for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This accounting guidance is effective for the Fund in the first quarter 2020 with early adoption permitted. The Fund does not expect this accounting guidance will have a material impact on its financial statements upon adoption.

In May 2014, the FASB issued accounting guidance on revenue recognition (“New Revenue Standard”), which provides for a single five-step model to be applied to all revenue contracts with customers. In July 2015, the FASB issued a deferral of the effective date of the New Revenue Standard to 2018, with early adoption permitted in 2017. In March 2016, the FASB issued accounting guidance, which clarifies the implementation guidance on principal versus agent considerations in the New Revenue Standard. In April 2016, the FASB issued guidance on identifying performance obligations and licensing and in May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the New Revenue Standard. The New Revenue Standard may be applied either retrospectively or through the use of a modified-retrospective method. Under the New Revenue Standard, the revenue associated with the Fund’s existing contracts will be recognized in the period that control of the related commodity is transferred to the customer, which is generally consistent with the Fund’s previous revenue recognition model. The Fund adopted the New Revenue Standard using the modified retrospective method on January 1, 2018. See Note 2. “Revenue Recognition” for the required disclosures related to the impact of adopting this guidance and a discussion of the Fund’s updated policies related to revenue recognition for revenue from contracts with customers.

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

Under the Fund’s natural gas processing contracts, the Fund delivers natural gas to a midstream processing company at the inlet of the midstream processing company’s facility. The midstream processing company gathers and processes the natural gas and remits the proceeds to the Fund for the sale of NGLs. In this type of arrangement, the Fund evaluates whether it is the principal or agent in the transaction. The Fund concluded that it is the principal and the ultimate third-party purchaser is the customer, therefore, the Fund recognizes revenue on a gross basis, with transportation, gathering and processing fees recorded as an expense within operating expenses in the statements of operations.

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

Prior period performance obligations

The Fund records oil and gas revenue in the month production is delivered to its customers. However, settlement statements for residue gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered. As a result, the Fund is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the residue gas and NGLs. The Fund records the differences between its estimates and the actual amounts received in the month that the payment is received from the customer. The Fund has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. There was no material revenue recognized in the current period from performance obligations satisfied in previous periods.

3.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. During 2009, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs are included within general and administrative expenses. Management reimbursement costs during each of the three and nine months ended September 30, 2018 and 2017 were $20 thousand and $60 thousand, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. The Fund did not pay distributions during the three and nine months ended September 30, 2018 and 2017.

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

4.	Credit Agreement – Beta Project Financing

On June 1, 2018, the Fund and other participating funds managed by the Manager, and Rahr Energy Investments LLC, as administrative agent and lender (and other lenders that may become a party thereto, collectively “Lenders”), entered into a third amendment (the “Third Amendment”), effective as of September 1, 2018 (“Third Amendment Effective Date”), to the credit agreement, dated as of November 27, 2012 (as amended by the first amendment to credit agreement, dated September 30, 2016, and the second amendment to credit agreement and reaffirmation of waiver, dated September 15, 2017 and as amended by the Third Amendment, the “Credit Agreement”). On August 10, 2018, the Fund and other participating funds managed by the Manager and the Lenders entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement effective as of September 1, 2018 (“Fourth Amendment Effective Date”).

The Third Amendment extended the loan maturity from December 31, 2020 to December 31, 2022, revised the interest rate and required a monthly payment amount based on a fixed percentage of the Fund’s Net Revenue (as defined in the Credit Agreement) derived from the Beta Project, changed the overriding royalty interest (“ORRI”) in its working interest in the Beta Project conveyed to the Lenders to a fixed percentage of 6.25% from a tiered structure, and deferred the payment of such ORRI, which will not become payable to the Lenders until January 1, 2023. As a result, the Fourth Amendment principally reduced the fixed percentage for the calculation of the monthly payments and amended the interest calculation. Beginning on September 1, 2018 up to and including March 31, 2019, the Fund’s fixed percentage is 30%, which was based on the Fund’s ratio of outstanding debt to working interest ownership in the Beta Project determined on September 1, 2018, as scheduled in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage will be the greater of (i) 30% or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually and will be based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineers’ proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan. Beginning on September 1, 2018 and thereafter until the loan is repaid in full, in no event later than December 31, 2022, the loan will bear interest at a rate equal to 8.75% compounded monthly.

The Fund reviewed the terms of the Third Amendment and determined that the conditions were met, pursuant to Accounting Standard Codification 470-50 Debt: Modification and Extinguishments (“ASC 470-50”) guidance, to treat the Third Amendment as a debt modification in a non-troubled debt restructuring. The Fund then reviewed the terms of the Fourth Amendment and determined that the Fourth Amendment met the conditions of debt extinguishment pursuant to ASC 470-50 guidance in a non-troubled debt restructuring. Pursuant to ASC 470-50 guidance, the new debt instrument shall be initially recorded at fair value and the difference between the fair value of the new debt instrument and the carrying amount of the debt being extinguished is recognized as a gain or loss on extinguishment of debt. Additionally, the difference in the fair value of the ORRI before and after the Fourth Amendment is included in the gain or loss recognized upon extinguishment of the debt.

The Fund recognized a gain on debt extinguishment of $1.6 million during third quarter 2018, which is recorded within “Other income (loss)” in its condensed statements of operations. The gain on debt extinguishment primarily represents non-cash gains associated with the change in the fair value of ORRI conveyed to the Lenders totaling $1.6 million and the difference between the fair value of the new debt and the carrying amount of the old debt totaling $18 thousand. The Fund estimated the fair value of the ORRI before and after the Fourth Amendment using a discounted cash flow method based on Level 3 inputs, which included future revenue from proved and probable oil and natural gas reserves from the Beta Project, future commodity pricing curves to derive future cash flows and risk-adjusted discount rate of 9%. The change in the fair value of the ORRI of $1.6 million is recorded within “Total oil and gas properties, net” on the Fund’s balance sheet, which will be amortized to depletion expense using the units-of-production method over the life of the Beta Project. The Fund estimated the fair value of the amended debt by discounting future cash payments of principal and interest to a present value amount using a market yield for debt instruments with similar terms, maturities and credit ratings. The Fund used a market yield of 9.25% to estimate the fair value of the amended debt, which was determined to be $4.0 million. The discounted loan is being accreted to its face value using the effective interest method over the remaining term of the amended debt.

As of September 30, 2018 and December 31, 2017, the Fund had borrowings of $4.0 million and $4.8 million, respectively, under the Credit Agreement. The loan may be prepaid by the Fund without premium or penalty. As of September 30, 2018, the estimated fair value of the debt approximates its carrying value.

There were no unamortized debt discounts and deferred financing costs as of September 30, 2018 and December 31, 2017. Amortization expense during the three and nine months ended September 30, 2017 of $20 thousand and $0.1 million, respectively, were expensed and included on the statements of operations within “Interest expense, net”. There were no such amounts recorded during the three and nine months ended September 30, 2018.

As of September 30, 2018 and December 31, 2017, there were no accrued interest costs outstanding. Interest costs incurred during each of the three and nine months ended September 30, 2018 and 2017 of $0.1 million and $0.3 million, respectively, were expensed and included on the statements of operations within “Interest expense, net”.

The Credit Agreement contains customary covenants, with which the Fund was in compliance as of September 30, 2018 and December 31, 2017.

5.	Commitments and Contingencies

Capital Commitments

As of September 30, 2018, the Fund’s estimated capital commitments related to its oil and gas properties were $4.0 million (which include asset retirement obligations for the Fund’s projects of $1.8 million), of which $2.0 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

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

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2018 and December 31, 2017, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. Despite operating in a volatile oil and natural gas commodity price environment, the Fund continued to advance the development of the Beta Project, which commenced production in 2016. The Fund has suspended distributions and continues to conserve cash to provide for the continued development of the Beta Project.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2018 and 2017 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2018	Budget	Status
		(in thousands)
Producing Properties
Beta Project	2.25%	$21,291	$24,532	The Beta Project is expected to include the development of seven wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in second quarter 2017 and third quarter 2017, respectively. Wells #5 and #6 commenced production in first quarter 2018 and third quarter 2018, respectively. Well #7, which began drilling in third quarter 2018, is expected to commence production in first quarter 2019. The Fund expects to spend $2.2 million for additional development costs and $1.0 million for asset retirement obligations.
Liberty Project	2.0%	$3,004	$3,268	The Liberty Project, a single-well project, commenced production in 2010. The Fund expects to spend $0.3 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2018 and 2017, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		(in thousands)
Revenue
Oil and gas revenue	$1,402	$872	$4,305	$2,999
Expenses
Depletion and amortization	1,085	445	3,286	2,895
Operating expenses	210	183	533	556
General and administrative expenses	62	61	203	192
Total expenses	1,357	689	4,022	3,643
Income (loss) from operations	45	183	283	(644)
Other income (loss)
Gain on debt extinguishment	1,610	-	1,610	-
Interest expense, net	(91)	(133)	(284)	(398)
Total other income (loss)	1,519	(133)	1,326	(398)
Net income (loss)	$1,564	$50	$1,609	$(1,042)

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and nine months ended September 30, 2018 and 2017. Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Number of wells producing	7	5	7	5
Total number of production days	415	280	1,266	859
Oil sales (in thousands of barrels)	19	20	64	63
Average oil price per barrel	$67	$43	$63	$43
Gas sales (in thousands of mcfs)	27	23	88	80
Average gas price per mcf	$3.71	$3.62	$3.55	$3.37

The increases in the number of wells producing and production days primarily related to the commencement of production of three wells in the Beta Project, one well in third quarter 2017 and two wells during 2018. The increases in sales volume were primarily related to the Liberty Project, which experienced increased production as a result of recompletion work in third quarter 2017, partially offset by the Beta Project, which experienced shut-ins during third quarter 2018 due to facility downtime. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended September 30, 2018 was $1.4 million, an increase of $0.5 million from the three months ended September 30, 2017. The increase was primarily attributable to increased oil and gas prices.

Oil and gas revenue during the nine months ended September 30, 2018 was $4.3 million, an increase of $1.3 million from the nine months ended September 30, 2017. The increase was primarily attributable to increased oil and gas prices.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended September 30, 2018 was $1.1 million, an increase of $0.6 million from the three months ended September 30, 2017. The increase was primarily attributable to an increase in the average depletion rate totaling $0.3 million coupled with an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.3 million. The increase in the average depletion rate was primarily attributable to the onset of an additional well from the Beta Project in third quarter 2018, which had higher cost of reserves compared to third quarter 2017.

Depletion and amortization during the nine months ended September 30, 2018 was $3.3 million, an increase of $0.4 million from the nine months ended September 30, 2017. The increase was attributable to an adjustment to the asset retirement obligations related to a fully depleted property totaling $0.3 million, which was recorded in third quarter 2018. In addition, the Fund recorded credits to depletion expense totaling $0.1 million related to an adjustment to the asset retirement obligations for a fully depleted property, which was recorded in first quarter 2017.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
		(in thousands)
Lease operating expense	$135	$109	$361	$351
Insurance expense	48	48	107	118
Transportation and processing expense	8	14	29	32
Accretion expense	8	7	19	23
Workover expense and other	11	5	17	32
	$210	$183	$533	$556

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

The average production cost, which includes lease operating expense, transportation and processing expense and insurance expense, was $7.99 per barrel of oil equivalent (“BOE”) and $6.27 per BOE during the three and nine months ended September 30, 2018, respectively, compared to $7.27 per BOE and $6.58 per BOE during the three and nine months ended September 30, 2017, respectively. The average production cost per BOE remained relatively consistent.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Gain on Debt Extinguishment. During the three and nine months ended September 30, 2018, the Fund recorded a gain on debt extinguishment of $1.6 million related to accounting for the fourth amendment to the credit agreement. See Note 4 of “Notes to Unaudited Condensed Financial Statements” - “Credit Agreement - Beta Project Financing” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for more information regarding the gain on debt extinguishment. There was no such amount recorded during the three and nine months ended September 30, 2017.

Interest Expense, Net. Interest expense, net is comprised of interest expense and amortization of debt discounts and deferred financing costs related to the Fund’s long-term borrowings (see “Liquidity Needs - Credit Agreement” below for additional information), and interest income earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the nine months ended September 30, 2018 were $3.4 million, primarily related to revenue received of $4.6 million, partially offset by operating expenses of $0.5 million, interest payments of $0.3 million, general and administrative expenses of $0.2 million and the settlement of asset retirement obligations of $0.1 million.

Cash flows provided by operating activities during the nine months ended September 30, 2017 were $1.9 million, primarily related to revenue received of $3.1 million, partially offset by interest payments of $0.5 million, operating expenses of $0.4 million, general and administrative expenses of $0.2 million and the settlement of asset retirement obligations of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the nine months ended September 30, 2018 were $2.0 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities during the nine months ended September 30, 2017 were $2.1 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows

Cash flows used in financing activities during the nine months ended September 30, 2018 were $0.9 million, related to the repayments of long-term borrowings.

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

As of September 30, 2018, the Fund’s estimated capital commitments related to its oil and gas properties were $4.0 million (which include asset retirement obligations for the Fund’s projects of $1.8 million), of which $2.0 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

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

Credit Agreement

On June 1, 2018, the Fund and other participating funds managed by the Manager, and Rahr Energy Investments LLC, as administrative agent and lender (and other lenders that may become a party thereto, collectively “Lenders”), entered into a third amendment (the “Third Amendment”), effective as of September 1, 2018 (“Third Amendment Effective Date”), to the credit agreement, dated as of November 27, 2012 (as amended by the first amendment to credit agreement, dated September 30, 2016, and the second amendment to credit agreement and reaffirmation of waiver, dated September 15, 2017, and as amended by the Third Amendment, the “Credit Agreement”). On August 10, 2018, the Fund and other participating funds managed by the Manager and the Lenders entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement effective as of September 1, 2018 (“Fourth Amendment Effective Date”). As of September 30, 2018 and December 31, 2017, the Fund had borrowings of $4.0 million and $4.8 million, respectively, under the Credit Agreement.

The Third Amendment extended the loan maturity from December 31, 2020 to December 31, 2022, revised the interest rate and required a monthly payment amount based on a fixed percentage of the Fund’s Net Revenue (as defined in the Credit Agreement) derived from the Beta Project, changed the overriding royalty interest (“ORRI”) in its working interest in the Beta Project conveyed to the Lenders to a fixed percentage of 6.25% from a tiered structure, and deferred the payment of such ORRI, which will not become payable to the Lenders until January 1, 2023. As a result, the Fourth Amendment principally reduced the fixed percentage for the calculation of the monthly payments and amended the interest calculation. Beginning on September 1, 2018 up to and including March 31, 2019, the Fund’s fixed percentage is 30%, which was based on the Fund’s ratio of outstanding debt to working interest ownership in the Beta Project determined on September 1, 2018, as scheduled in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage will be the greater of (i) 30% or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually and will be based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineers’ proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan. Beginning on September 1, 2018 and thereafter until the loan is repaid in full, in no event later than December 31, 2022, the loan will bear interest at a rate equal to 8.75% compounded monthly.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement as of September 30, 2018 and December 31, 2017.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2018 and December 31, 2017 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of September 30, 2018 and December 31, 2017, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2018.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
Fund and Kathleen P. McSherry, Executive Vice President and
Chief Financial Officer of the Fund

Filed herewith

10.4	Third Amendment to Credit Agreement dated June 1, 2018 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund’s Form 8-K filed on June 7, 2018

10.5	Fourth Amendment to Credit Agreement dated August 10, 2018 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund’s Form 10-Q filed on August 14, 2018

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ENERGY Q FUND, LLC
Dated:	November 9, 2018	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2018	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

