Form 10-K
period 2018-12-31
RIDGEWOOD ENERGY Q FUND LLC
filed 2019-03-01
CIK 1338474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There is no market for the shares of LLC Membership Interest in the Fund. As of March 1, 2019, there were 830.5577 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY Q FUND, LLC
2018 ANNUAL REPORT ON FORM 10-K

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

As compensation for its services, the Manager is entitled to receive an annual management fee, which was waived by the Manager for the remaining life of the Fund during 2009. The Manager is entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the year ended December 31, 2018 were $0.1 million. The Fund did not pay distributions during the year ended December 31, 2017.

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

Investment Committee

Ridgewood Energy maintains an investment committee consisting of six employees of the Manager (the “Investment Committee”). The members of the Investment Committee provide operational, financial, scientific and technical oil and gas expertise to the Fund. Two members of the Investment Committee are based out of the Manager’s Montvale, New Jersey office and four members are based out of the Manager’s Houston, Texas office. The Investment Committee’s current activities with respect to the Fund are principally related to the development and operation of properties in which it already has a working interest.

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

Deep Gas Royalty Relief

On January 26, 2004, the BOEM promulgated a rule providing incentives for companies to increase deep natural gas production in the Gulf of Mexico (the “Royalty Relief Rule”). The Fund does not currently have any projects that are eligible for royalty relief under the Royalty Relief Rule. The Royalty Relief Rule does not extend to deep waters of the Gulf of Mexico off the OCS nor does it apply if the price of natural gas exceeds $12.08 (estimated) per Million British Thermal Units (“mmbtu”), adjusted annually for inflation.

Deepwater Royalty Relief

In addition to the Royalty Relief Rule, the Deep Water Royalty Relief Act of 1995 (the “Deepwater Royalty Relief Act”) was enacted to promote exploration and production of oil and natural gas in the deepwater of the Gulf of Mexico and relieves eligible leases from paying royalties to the U.S. Government on certain defined amounts of deepwater production. The Deepwater Royalty Relief Act expired in the year 2000 but was extended for qualified leases by the BOEM to promote continued interest in deepwater. The Fund currently has two projects, the Beta and Liberty projects, which are eligible for royalty relief under the Deepwater Royalty Relief Act. The Deepwater Royalty Relief Act does not apply to oil if the prices of oil exceed certain thresholds (currently estimated to be between $38.85 per barrel and $50.44 per barrel), adjusted annually for inflation. The Deepwater Royalty Relief Act does not apply to natural gas if the prices of natural gas exceed certain thresholds (currently estimated to be between $4.86 per mmbtu and $8.41 per mmbtu) adjusted annually for inflation.

Properties

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which the Fund owned a working interest as of December 31, 2018. Productive wells are producing wells and wells mechanically capable of production. Gross wells are the total number of wells in which the Fund owns a working interest. Net wells are the sum of the Fund’s fractional working interests owned in the gross wells. All of the wells, each of which produces both oil and natural gas, are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net
Oil and natural gas	7	0.16

Acreage Data

The following table sets forth the Fund’s working interests in developed and undeveloped oil and natural gas acreage as of December 31, 2018. Gross acres are the total number of acres in which the Fund owns a working interest. Net acres are the sum of the fractional working interests owned in gross acres. Ownership interests generally take the form of working interests in oil and natural gas leases that have varying terms. All of the Fund’s oil and natural gas acreage is located in the offshore waters of the Gulf of Mexico.

Developed Acres		Undeveloped Acres
Gross	Net	Gross	Net
28,793	633	364	8

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Liquidity Needs” for information regarding the funding of the Fund’s capital commitments.

		Total Spent	Total
	Working	through	Fund
Project	Interest	December 31, 2018	Budget	Status
		(in thousands)
Producing Properties
Beta Project	2.25%	$21,996	$24,381	The Beta Project is expected to include the development of seven wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in second quarter 2017 and third quarter 2017, respectively. Wells #5 and #6 commenced production in first quarter 2018 and third quarter 2018, respectively. Well #7 commenced production in January 2019. The Fund expects to spend $1.4 million for additional development costs and $1.0 million for asset retirement obligations.
Liberty Project	2.0%	$3,004	$3,268	The Liberty Project, a single-well project, commenced production in 2010. The Fund expects to spend $0.3 million for asset retirement obligations.

Marketing/Customers

The Manager, on behalf of the Fund, markets the Fund’s oil and natural gas to third parties consistent with industry practice. The Fund utilizes Beta Sales and Transport, LLC (“Beta S&T”), a wholly-owned subsidiary of the Manager, acts as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager to facilitate the transportation and sale of oil and natural gas produced from the Beta Project. In 2016, the Fund entered into a master agreement with Beta S&T pursuant to which Beta S&T is obligated to purchase from the Fund all of its interests in oil and natural gas produced from the Beta Project and sell such volumes to unrelated third party purchasers. The number of customers purchasing the Fund’s oil and natural gas may vary from time to time. Currently, the Fund has two major customers in the public market. Because a ready market exists for oil and natural gas, the Fund does not believe that the loss of any individual customer would have a material adverse effect on its financial position or results of operations. The Fund’s current producing projects are near existing transportation infrastructure and pipelines.

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

However, notwithstanding the ability of the Fund’s projects to produce year-round, the Fund’s properties are located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather. Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November. The Fund did not experience any significant damage, shut-ins, or production stoppages due to hurricane activity in 2018.

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

Insurance

The Manager has obtained what it believes to be adequate insurance for the funds that it manages to cover the risks associated with the funds’ passive investments, including those of the Fund. Although the Fund is not an operator, the Manager has, nonetheless, obtained hazard, property, general liability and other insurance in commercially reasonable amounts to cover its projects, as well as general liability, directors’ and officers’ liability and similar coverage for its business operations. However, there is no assurance that such insurance will be adequate to protect the Fund from material losses related to its projects. In addition, the Manager’s practice is to obtain insurance as a package that is intended to cover most, if not all, of the entities under its management. The Manager re-evaluates its insurance coverage on an annual basis. While the Manager believes it has obtained adequate insurance in accordance with customary industry practices, the possibility exists, depending on the extent of the insurable incident, that insurance coverage may not be sufficient to cover all losses. In addition, depending on the extent, nature and payment of any claims during a particular policy period to the Fund or its affiliates, yearly insurance coverage may be exhausted and become insufficient to cover a claim by the Fund in a given year.

Salvage Fund

The Fund deposits cash in a separate interest-bearing account, or salvage fund, to provide for its proportionate share of the cost of dismantling and removal of production platforms and facilities and plugging and abandoning the wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. As of December 31, 2018, the Fund had $0.8 million invested in a salvage fund. On a monthly basis, the Fund contributes to the salvage fund a portion of the operating income from the Beta Project, to fund its asset retirement obligations. Such contributions to the salvage fund will reduce the amount of cash distributions that could otherwise be made to investors by the Fund. Any portion of the salvage fund that remains after the Fund has paid for all of its asset retirement obligations will be distributed to the shareholders and the Manager. There are no restrictions on withdrawals from the salvage fund.

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

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the BOEM. Federal offshore leases are managed both by the BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”) pursuant to regulations promulgated under the OCSLA. The OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. BSEE regulates the design and operation of well control and other equipment at offshore production sites, implementation of safety and environmental management systems, and mandatory third-party compliance audits, among other requirements. BSEE adopted strict requirements for subsea drilling production equipment and had proposed new requirements to implement equipment reliability improvements, building upon enhanced industry standards for blowout preventers and blowout prevention technologies, and reforms in well design, well control, casing, cementing, real-time well monitoring and subsea containment. BSEE has also published a policy statement on safety culture with nine characteristics of a robust safety culture. In April 2016, BSEE adopted a final rule establishing updated standards for blowout prevention systems and other well controls pertaining to offshore activities (the “Well Control Rule”). The Well Control Rule became effective July 28, 2016, however compliance with certain provisions was deferred until 2018 or thereafter as specified. The Well Control Rule imposes new requirements relating to, among, other things, well design, well control, casing, cementing, real-time well monitoring and subsea containment. The Well Control Rule applies directly to operators as opposed to non-operators. In April 2017, the “Presidential Order Implementing an America-First Offshore Energy Strategy” was issued, which, among other things, directed the BSEE to review the Well Control Rule. On April 27, 2018, BSEE proposed significant revisions to the existing regulations for well control and blowout preventer systems contained in the Well Control Rule. The proposed rulemaking was published in the Federal Register on May 11, 2018, and the public comment period closed on August 6, 2018. On September 28, 2018, the BSEE published a final rule revising regulations relating to oil and natural gas production safety systems, subsurface safety devices and safety device testing (referred to as “Subpart H”); the rule was effective December 27, 2018. Given the fact that compliance with the Well Control Rule and Subpart H is the responsibility of the operators and the exploration and development of each well is different, the future costs associated with compliance that will be incurred by non-operators, such as the Fund, cannot be determined or estimated. Violations of environmentally related lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities, delay or restriction of activities can result from either governmental or citizen prosecution.

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the BOEM issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the OCS (“Lessees”).  Generally, the NTL (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees,  (iii) provided acceptable forms of such additional security and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of its review of the NTL. However, as of December 31, 2018, the BOEM has not completed its review nor has the NTL been enforced. The impact of the NTL, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Environmental Matters and Regulation

The Fund’s operations are subject to pervasive environmental laws and regulations governing the discharge of materials into the air and water, the handling and managing of waste materials, and the protection of aquatic species and habitats. While most of the activities to which these federal, state and local environmental laws and regulations apply are conducted by the operators on the Fund’s behalf, the Fund shares the liability along with its other working interest owners for environmental damage attributable to the Fund’s operations. The environmental laws and regulations to which its operations are subject may require the Fund, or the operator, to acquire permits to commence drilling operations, restrict or prohibit the release of certain materials or substances into the environment, impose the installation of certain environmental control devices, require certain remedial measures to prevent pollution and other discharges such as the plugging of abandoned projects and, finally, impose in some instances severe penalties, fines and liabilities for the environmental damage that may be caused by the Fund’s projects.

Some of the environmental laws that apply to oil and natural gas exploration and production are described below:

Oil Pollution Act. The Oil Pollution Act of 1990, as amended (the “OPA”), amends Section 311 of the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”) and was enacted in response to the numerous tanker spills, including the Exxon Valdez spill, that occurred in the 1980s. Among other things, the OPA clarifies the federal response authority to, and defines penalties for, such spills. OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permit holder of the area in which an offshore facility is located. The OPA, and regulations promulgated thereunder, establishes a liability limit for onshore facilities and deepwater ports of $633.85 million, while the liability limit for a responsible party for offshore facilities, including any offshore pipeline, is equal to all removal costs plus up to $137.66 million (effective as of February 20, 2018) in other damages for each incident. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up. Regulations under the OPA require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. A failure to comply with the OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions. The Fund is not aware of any action or event that would subject us to liability under the OPA. Compliance with the OPA’s financial assurance and other operating requirements has not had, and the Fund believes will not in the future have, a material impact on the Fund’s operations or financial condition.

Clean Water Act. Generally, the Clean Water Act, as well as analogous state requirements, imposes liability for the unauthorized discharge of pollutants, including petroleum products, into the surface and coastal U.S. waters, except in strict conformance with discharge permits issued by the federal or delegated state agency. Regulations governing water discharges also impose other requirements, such as the obligation to prepare spill response plans. On December 11, 2018, the Environmental Protection Agency and Department of the Army proposed a revised definition of “waters of the United States”, clarifying the limits of federal authority under the Clean Water Act. The scope of this authority, as defined under a 2015 rule, was challenged in several federal district court actions. The proposed revision will be the subject of a 60-day public comment period, once published in the Federal Register. The Fund’s operators are responsible for compliance with the Clean Water Act, although the Fund may be liable for any failure of the operator to do so.

Clean Air Act. The Federal Clean Air Act of 1970, as amended (the “Clean Air Act”), as well as analogous state requirements, restricts the emission of certain air pollutants. Prior to constructing new facilities, permits may be required before work can commence and existing facilities may be required to incur additional capital costs to add equipment to ensure and maintain compliance. As a result, the Fund’s operations may be required to incur additional costs to comply with the Clean Air Act and comparable state requirements.

Climate Change. The oil and gas industry is subject to federal and state greenhouse gas monitoring, reporting and emissions control requirements. The current state of international climate initiatives and federal and state actions presents challenges to assessing the impact to the Fund’s operations in relation to future international agreements, federal and state legislation, and other new requirements. Future restrictions on emissions of greenhouse gases could have an impact on future operations.

Other Environmental Laws. In addition to the above, the Fund’s operations may be subject to the Resource Conservation and Recovery Act of 1976, as amended, which regulates the generation, transportation, treatment, storage, disposal and cleanup of certain hazardous wastes, as well as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, which imposes joint and several liability without regard to fault or legality of conduct on classes of persons who are considered responsible for the release of a hazardous substance into the environment. The Fund’s operations may be subject to analogous and comparable state laws and regulations, in addition to these federal statutes and regulations.

The above represents a brief outline of significant environmental laws that may apply to the Fund’s operations. The Fund believes that its operators are in compliance with each of these environmental laws and the regulations promulgated thereunder. The Fund does not believe that its environmental, health and safety risks are materially different from those of comparable companies in the United States in the offshore oil and gas industry. However, there are no assurances that the environmental laws described above will not result in curtailment of production; material increases in the costs of production, development or exploration; enforcement actions or other penalties as a result of any non-compliance with any such regulations; or otherwise have a material adverse effect on the Fund’s operating results and cash flows.

Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market and, in addition, requires certain additional SEC reporting requirements.

On February 3, 2017, the “Presidential Executive Order on Core Principles for Regulating the United States Financial System” (the “Order”) was issued to review the Dodd-Frank Act.  A series of reports were issued by the U.S. Department of the Treasury in 2017 pursuant to the Order generally recommending the harmonization, balancing and streamlining of rules and regulations relating to, among other things, the over-the-counter derivatives market. The Fund cannot predict at this time what regulations or portions of the law, if any, will be changed as a result of the Order.

Currently, under the LLC Agreement, the Fund has the authority to utilize derivative instruments to manage the price risk attributable to its oil and gas production. The Dodd-Frank Act mandates that many derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses. Derivatives will be subject to minimum daily margin requirements set by the relevant clearinghouse and, potentially, by the SEC or the U.S. Commodity Futures Trading Commission (“CFTC”), and derivatives dealers may demand the unilateral ability to increase margin requirements beyond any regulatory or clearinghouse minimums. In addition, as required by the Dodd-Frank Act, the CFTC has set “speculative position limits” (which are limits imposed on the maximum net long or net short speculative positions that a person may hold or control with respect to futures or options contracts traded on the U.S. commodities exchange) with respect to most energy contracts. These requirements under the Dodd-Frank Act could significantly increase the cost of any derivatives transactions of the Fund (including through requirements to post collateral, which could adversely affect the Fund’s liquidity), materially alter the terms of derivatives transactions and make it more difficult for the Fund to enter into customized transactions, cause the Fund to liquidate certain positions it may hold, reduce the ability of the Fund to protect against price volatility and other risks by making certain hedging strategies impossible or so costly that they are not economical to implement, and increase the Fund’s exposure to less creditworthy counterparties. If as a result of the legislation and regulations, the Fund alters any hedging program that may be in effect from time to time, the Fund’s operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Fund’s performance. The Fund is not currently, and has not been during 2018, or at any time since 2012, a party to any derivative instruments or hedging programs.

The Dodd-Frank Act also required the SEC to issue rules requiring resource extraction issuers to disclose annually information relating to certain payments made by the issuer to the U.S. federal government or a foreign government for the purpose of the commercial development of oil, natural gas or minerals.  Rules issued by the SEC in 2012 were subsequently vacated in federal court in 2013. On June 27, 2016, the SEC adopted amended resource extraction disclosure rules pursuant to Section 1504 of the Dodd-Frank Act. However, on February 14, 2017, a bill was passed by the United States Congress eliminating the SEC resource extraction disclosure rules. The SEC had one year to issue replacement rules to implement Section 1504 of the Dodd-Frank Act. No replacement rules have been proposed or issued by the SEC.

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The information regarding the Fund’s properties that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties,” is incorporated herein by reference.

Drilling Activity

The following table sets forth the Fund’s drilling activity during the years ended December 31, 2018 and 2017. Gross wells are the total number of wells in which the Fund has a working interest. Net wells are the sum of the Fund’s fractional working interests owned in the gross wells. All of the wells, which produce both oil and natural gas, are located in the offshore waters of the Gulf of Mexico. During the years ended December 31, 2018 and 2017, the Fund had no drilling activity for exploratory wells. See Item 1. “Business” of this Annual Report under the heading “Properties” for more information about the well in-progress as of December 31, 2018.

	2018		2017
	Gross	Net	Gross	Net
Development wells:
Productive	2	0.05	2	0.05
In-progress	1	0.02	1	0.02
Development well total	3	0.07	3	0.07

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

The Fund’s reserve estimates as of December 31, 2018 and 2017 were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from NSAI, which is filed as Exhibit 99.1 to this Annual Report, and is incorporated herein by reference.

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

Proved Undeveloped Reserves. As of December 31, 2018, the Fund did not have any proved undeveloped reserves. As of December 31, 2017, the Fund had proved undeveloped reserves related to the Beta Project totaling 0.1 million barrels of oil, 5 thousand barrels of natural gas liquid (“NGL”) and 33 thousand mcf of natural gas. The Beta Project was determined to be a discovery in 2012, which commenced production in 2016. During the year ended December 31, 2018, the Fund incurred costs to advance the development of its proved undeveloped reserves of approximately $0.7 million, related to the Beta Project.

Production and Prices

The information regarding the Fund’s production of oil and natural gas, and certain price and cost information during the years ended December 31, 2018 and 2017 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments

As of December 31, 2018, the Fund had no delivery obligations or delivery commitments under any existing contracts.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of January 31, 2019, there were 1,390 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement. At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders. Due to the significant capital required to develop the Beta Project, distributions have been impacted, and may be impacted in the future by amounts reserved to provide for its ongoing development costs, borrowing repayments and funding of its estimated asset retirement obligations. There is no requirement to distribute available cash and, as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. During the year ended December 31, 2018, the Fund paid distributions totaling $0.6 million. The Fund did not pay distributions during the year ended December 31, 2017.

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Fund’s Business

The Fund was organized primarily to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of oil and natural gas projects. Distributions to shareholders are made in accordance with the Fund’s LLC Agreement. The frequency and amount of such distributions are within the Manager’s discretion, subject to available cash flow from operations. The Fund’s capital has been fully allocated to its projects. As a result, the Fund will not invest in any new projects and will limit its investment activities, if any, to those projects in which it currently has a working interest.

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

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. Despite operating in a volatile oil and natural gas commodity price environment, the Fund continued to advance the development of the Beta Project, which commenced production in 2016. The Fund continues to conserve cash to complete the final phase of the Beta Project as budgeted. See “Results of Operations” under this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the average oil and natural gas prices received by the Fund during the years ended December 31, 2018 and 2017 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

Proved Reserves

Estimates of proved reserves are key components of the Fund’s most significant financial estimates involving its rate for recording depletion and amortization. Annually, the Fund engages an independent petroleum engineering firm to perform a comprehensive study of the Fund’s proved properties to determine the quantities of reserves and the period over which such reserves will be recoverable. The Fund’s estimates of proved reserves are based on the quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues, rates of production and timing of development expenditures, including many factors beyond the Fund’s control. The estimation process is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. In addition, as a result of volatility and changing market conditions, oil and natural gas commodity prices and future development costs will change from period to period, causing estimates of proved reserves and future net revenues to change.

Asset Retirement Obligations

Asset retirement obligations include costs to plug and abandon the Fund’s wells and to dismantle and relocate or dispose of the Fund’s production platforms and related structures and restoration costs of land and seabed. The Fund develops estimates of these costs based upon the type of production structure, water depth, reservoir depth and characteristics and ongoing discussions with the wells’ operators. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires significant judgment that is subject to future revisions based upon numerous factors such as the timing of settlements, the credit-adjusted risk-free rates used and inflation rates, including changing technology and the political and regulatory environment. Estimates are reviewed annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates.

Impairment of Long-Lived Assets

The Fund reviews the carrying value of its oil and gas properties whenever events and circumstances indicate that the recorded carrying value of the assets may not be recoverable. Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value of the assets at the time of the review. If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the asset is written down to fair value, which is determined using a valuation technique that considers both market and income approaches and uses Level 3 inputs. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.

Results of Operations

The following table summarizes the Fund’s results of operations during the years ended December 31, 2018 and 2017, and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2018	2017
	(in thousands)
Revenue
Oil and gas revenue	$5,914	$4,290
Other revenue from affiliate	69	-
Total revenue	5,983	4,290
Expenses
Depletion and amortization	4,141	3,882
Operating expenses	756	702
General and administrative expenses	272	260
Total expenses	5,169	4,844
Income (loss) from operations	814	(554)
Other income (loss)
Gain on debt extinguishment	1,610	-
Other income	45	-
Interest expense, net	(373)	(532)
Total other income (loss)	1,282	(532)
Net income (loss)	$2,096	$(1,086)

Overview. The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2018 and 2017. NGL sales are included within gas sales.

	Year ended December 31,
	2018	2017
Number of wells producing	7	5
Total number of production days	1,838	1,261
Oil sales (in thousands of barrels)	88	85
Average oil price per barrel	$63	$46
Gas sales (in thousands of mcfs)	125	114
Average gas price per mcf	$3.60	$3.37

The increases in the number of wells producing and production days primarily related to the commencement of production of two wells in the Beta Project during 2018. The increases in sales volume primarily related to the Liberty Project, which experienced increased production as a result of recompletion work in third quarter 2017. See Item 1. “Business” of this Annual Report under the heading “Properties” for more information.

Oil and Gas Revenue. Oil and gas revenue during the year ended December 31, 2018 was $5.9 million, an increase of $1.6 million from the year ended December 31, 2017. The increase was attributable to increased oil and gas prices totaling $1.5 million coupled with increased sales volume totaling $0.2 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue from Affiliate. Other revenue from affiliate is generated from the Fund’s production handling, gathering and operating services agreement with an affiliated entity. See Note 2 of “Notes to Financial Statements” – “Related Parties” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information. There were no such amounts recorded during the year ended December 31, 2017.

Depletion and Amortization.  Depletion and amortization during the year ended December 31, 2018 was $4.1 million, an increase of $0.3 million from the year ended December 31, 2017. The increase was attributable to an adjustment to the asset retirement obligations related to a fully depleted property totaling $0.3 million, which was recorded in third quarter 2018 coupled with an increase in production volumes totaling $0.2 million. In addition, the Fund recorded credits to depletion expense totaling $0.1 million related to an adjustment to the asset retirement obligations for a fully depleted property, which was recorded in first quarter 2017. These increases were partially offset by a decrease in the average depletion rate totaling $0.4 million. The decrease in the average depletion rate was primarily attributable to lower cost of reserves from the Beta Project. Depletion and amortization rates were also impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Year ended December 31,
	2018	2017
	(in thousands)
Lease operating expense	$455	$441
Insurance expense	150	144
Transportation and processing expense	102	41
Accretion expense	31	31
Workover expense and other	18	45
	$756	$702

Lease operating expense and transportation and processing expense, relate to the Fund’s producing projects. Insurance expense represents premiums related to the Fund’s projects, which vary depending upon the number of wells producing or drilling. Accretion expense relates to the asset retirement obligations established for the Fund’s oil and gas properties. Workover expense represents costs to restore or stimulate production of existing reserves.

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, was $0.7 million ($6.47 per barrel of oil equivalent or “BOE”) during the year ended December 31, 2018, compared to $0.6 million ($6.03 per BOE) during the year ended December 31, 2017. Production costs remained relatively consistent during the year ended December 31, 2018 compared to the year ended December 31, 2017. See “Overview” above for factors that impact oil and natural gas production.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Gain on Debt Extinguishment. During the year ended December 31, 2018, the Fund recorded a gain on debt extinguishment of $1.6 million related to accounting for the fourth amendment to the credit agreement. See Note 3 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the Fund’s credit agreement. There was no such amount recorded during the year ended December 31, 2017.

Other Income.  During the year ended December 31, 2018, the Fund recorded other income of $45 thousand related to a fee received upon execution of the Fund’s production handling, gathering and operating services agreement with an affiliated entity. There were no such amounts recorded during the year ended December 31, 2017.

Interest Expense, Net. Interest expense, net is comprised of interest expense and amortization of debt discounts and deferred financing costs related to the Fund’s long-term borrowings, and interest income earned on cash and cash equivalents and salvage fund. See Note 3 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the Fund’s credit agreement.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the year ended December 31, 2018 were $4.2 million, primarily related to revenue received of $6.0 million, partially offset by operating expenses of $0.7 million, the settlement of asset retirement obligations of $0.4 million, interest payments of $0.4 million and general and administrative expenses of $0.3 million.

Cash flows provided by operating activities during the year ended December 31, 2017 were $2.6 million, primarily related to revenue received of $4.1 million, partially offset by interest payments of $0.6 million, operating expenses of $0.5 million, general and administrative expenses of $0.3 million and the settlement of asset retirement obligations of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the year ended December 31, 2018 were $2.5 million, related to capital expenditures for oil and gas properties of $2.7 million, offset by proceeds from the salvage fund of $0.2 million.

Cash flows used in investing activities during the year ended December 31, 2017 were $2.8 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows

Cash flows used in financing activities during the year ended December 31, 2018 were $1.6 million, related to the repayments of long-term borrowings of $0.9 million and manager and shareholder distributions of $0.6 million.

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

Capital expenditures for oil and gas properties have been funded with the capital raised by the Fund in its private placement offering and through debt financing. The Fund’s capital has been fully allocated to its projects. As a result, the Fund will not invest in any new projects and will limit its investment activities, if any, to those projects in which it currently has a working interest.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, capital expenditures for its oil and gas properties and borrowing repayments. Such needs are funded utilizing operating income and existing cash on-hand.

As of December 31, 2018, the Fund’s estimated capital commitments related to its oil and gas properties were $2.9 million (which include asset retirement obligations for the Fund’s projects of $1.5 million), of which $0.7 million is expected to be spent during the year ending December 31, 2019. Additionally, current liabilities exceed current assets as of December 31, 2018. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

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

Credit Agreement

On June 1, 2018, the Fund and other participating funds managed by the Manager, and Rahr Energy Investments LLC, as administrative agent and lender (and other lenders that may become a party thereto, collectively “Lenders”), entered into a third amendment (the “Third Amendment”) effective as of September 1, 2018 to the credit agreement, dated as of November 27, 2012 (as amended by the first amendment to credit agreement, dated September 30, 2016, and the second amendment to credit agreement and reaffirmation of waiver, dated September 15, 2017, and as amended by the Third Amendment, the “Credit Agreement”). On August 10, 2018, the Fund and other participating funds managed by the Manager and the Lenders entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement effective as of September 1, 2018. As of December 31, 2018 and 2017, the Fund had borrowings of $3.9 million and $4.8 million, respectively, under the Credit Agreement.

The Third Amendment extended the loan maturity from December 31, 2020 to December 31, 2022, revised the interest rate and required a monthly payment amount based on a fixed percentage of the Fund’s Net Revenue (as defined in the Credit Agreement) derived from the Beta Project. Previously, the annual interest rate of the loan was 8% compounded annually and the monthly principal and interest payments were based on the lesser of the monthly fixed amount of approximately $0.1 million or the Debt Service Cap amount, as defined in the old credit agreement. The Third Amendment also changed the overriding royalty interest (“ORRI”) in its working interest in the Beta Project conveyed to the Lenders to a fixed percentage of 6.25% from a tiered structure, and deferred the payment of such ORRI, which will not become payable to the Lenders until January 1, 2023. The Credit Agreement also required mandatory prepayment of excess cash flows received by the Fund from certain insurance reimbursements, platform related revenues, production handling fees and any additional revenues received with respect to the use of the Beta Project other than any revenues included in the calculation of Net Revenue, as well as proceeds from a sale or transfer of any interest in the Beta Project as permitted under the Credit Agreement.

The Fourth Amendment principally reduced the fixed percentage for the calculation of the monthly payments and amended the interest calculation. Beginning on September 1, 2018 up to and including March 31, 2019, the Fund’s fixed percentage is 30%, which was based on the Fund’s ratio of outstanding debt to working interest ownership in the Beta Project determined on September 1, 2018, as scheduled in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage will be the greater of (i) 30% or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually and will be based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineers’ proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan. Beginning on September 1, 2018 and thereafter until the loan is repaid in full, in no event later than December 31, 2022, the loan bears interest at a rate equal to 8.75% compounded monthly. The loan may be prepaid by the Fund without premium or penalty.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warrants and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the Lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund was in compliance with all covenants under the Credit Agreement as of December 31, 2018 and 2017.

See Note 3 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of December 31, 2018 and 2017 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of December 31, 2018 and 2017, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

Recent Accounting Pronouncements

See Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for a discussion of recent accounting pronouncements applicable to the Fund’s financial statements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2018. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2018.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework (2013). Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2018, the Fund’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager. The Manager has very broad authority, including the authority to appoint the executive officers of the Fund. Executive officers of the Fund and their ages as of December 31, 2018 are as follows:

Name, Age and Position with Registrant

Robert E. Swanson, 71 Chief Executive Officer

Kenneth W. Lang, 64 President and Chief Operating Officer

Kathleen P. McSherry, 53 Executive Vice President and Chief Financial Officer

Robert L. Gold, 60 Executive Vice President

Daniel V. Gulino, 58 Senior Vice President, General Counsel and Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that during the year ended December 31, 2018, all filing requirements applicable to its officers, directors and 10% beneficial owners were met on a timely basis.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 830.5577 shares outstanding as of January 31, 2019. The following table sets forth information with respect to beneficial ownership of the Shares as of January 31, 2019 (no person owns more than 5% of the Shares). Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Shares shown as beneficially owned by them. Other than as indicated below, no officer of the Manager or the Fund owns any of the Shares.

Name of beneficial owner	Number of shares	Percent
Robert E. Swanson, Chief Executive Officer	2.0	*
Executive officers as a group	2.0	*

* Represents less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, equal to 2.5% of total shareholder contributions. During 2009, the Manager elected to waive its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs related to services provided by the Manager for accounting and investor relations. Such costs, totaling $80 thousand for each of the years ended December 31, 2018 and 2017, were included in general and administrative expenses.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the year ended December 31, 2018 were $0.1 million. The Fund did not pay distributions during the year ended December 31, 2017.

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

On December 12, 2016, the Fund and other third party working interest owners in the Beta Project (collectively, the “Beta Project Owners”) entered into a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II, L.P. (“Institutional Fund II”) and other third party working interest owners in the Claiborne Project (collectively, the “Producers”), whereby the Beta Project Owners will provide services related to the production handling and delivery of oil and natural gas production from the Claiborne Project via their owned Beta Project production facility. Institutional Fund II is an entity that is managed by the Fund’s Manager. Under the terms of the PHA, the Producers have agreed to pay the Beta Project Owners a fixed production handling fee for each barrel of oil and mcf of natural gas produced through the Beta Project production facility. The PHA was effective on December 12, 2016 and will continue in effect unless terminated by default, the Beta Project Owners or the Producers pursuant to the terms of the PHA (as amended on February 10, 2017, March 9, 2017, September 19, 2018 and November 30, 2018). See Note 2 of “Notes to Financial Statements” – “Related Parties” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the PHA.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP during the years ended December 31, 2018 and 2017.

	Year ended December 31,
	2018	2017
	(in thousands)
Audit fees (1)	$87	$89

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

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

22

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

RIDGEWOOD ENERGY Q FUND, LLC

Date: March 1, 2019	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT E. SWANSON	Chief Executive Officer	March 1, 2019
Robert E. Swanson	(Principal Executive Officer)

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief Financial	March 1, 2019
Kathleen P. McSherry	Officer (Principal Financial and Accounting Officer)

RIDGEWOOD ENERGY CORPORATION

BY: /s/ ROBERT E. SWANSON	Chief Executive Officer of the Manager	March 1, 2019
Robert E. Swanson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Manager of Ridgewood Energy Q Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ridgewood Energy Q Fund, LLC (the "Fund") as of December 31, 2018 and 2017, the related statements of operations, changes in members’ capital, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

March 1, 2019

We have served as the Fund's auditor since 2006.

RIDGEWOOD ENERGY Q FUND, LLC

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$1,202	$1,026
Salvage fund	211	588
Production receivable	442	532
Due from affiliate (Note 2)	69	-
Other current assets	69	60
Total current assets	1,993	2,206
Salvage fund	596	435
Oil and gas properties:
Proved properties	26,956	22,433
Less: accumulated depletion and amortization	(11,715)	(7,921)
Total oil and gas properties, net	15,241	14,512
Total assets	$17,830	$17,153

Liabilities and Members' Capital
Current liabilities:
Due to operators	$833	$682
Accrued expenses	46	54
Current portion of long-term borrowings	1,345	1,620
Asset retirement obligations	211	588
Other current liabilities	-	45
Total current liabilities	2,435	2,989
Long-term borrowings	2,564	3,218
Asset retirement obligations	666	236
Total liabilities	5,665	6,443
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(7,177)	(7,081)
Retained earnings	5,819	5,093
Manager's total	(1,358)	(1,988)
Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(40,665)	(40,120)
Accumulated deficit	(54,779)	(56,149)
Shareholders' total	13,523	12,698
Total members' capital	12,165	10,710
Total liabilities and members' capital	$17,830	$17,153

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2018	2017
Revenue
Oil and gas revenue	$5,914	$4,290
Other revenue from affiliate (Note 2)	69	-
Total revenue	5,983	4,290
Expenses
Depletion and amortization	4,141	3,882
Operating expenses	756	702
General and administrative expenses	272	260
Total expenses	5,169	4,844
Income (loss) from operations	814	(554)
Other income (loss)
Gain on debt extinguishment	1,610	-
Other income	45	-
Interest expense, net	(373)	(532)
Total other income (loss)	1,282	(532)
Net income (loss)	$2,096	$(1,086)

Manager Interest
Net income	$726	$462

Shareholder Interest
Net income (loss)	$1,370	$(1,548)
Net income (loss) per share	$1,649	$(1,863)

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

(in thousands, except share data)

	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2016	830.5577	$(2,450)	$14,246	$11,796
Net income (loss)	-	462	(1,548)	(1,086)
Balances, December 31, 2017	830.5577	(1,988)	12,698	10,710
Distributions	-	(96)	(545)	(641)
Net income	-	726	1,370	2,096
Balances, December 31, 2018	830.5577	$(1,358)	$13,523	$12,165

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$2,096	$(1,086)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	4,141	3,882
Accretion expense	31	31
Gain on debt extinguishment	(1,610)	-
Amortization of debt discounts and deferred financing costs	1	80
Changes in assets and liabilities:
Decrease (increase) in production receivable	82	(179)
Increase in due from affiliate	(69)	-
(Increase) decrease in other current assets	(9)	71
Increase in due to operators	13	62
Decrease in accrued expenses	-	(170)
Decrease in other current liabilities	(45)	-
Settlement of asset retirement obligations	(425)	(96)
Net cash provided by operating activities	4,206	2,595

Cash flows from investing activities
Capital expenditures for oil and gas properties	(2,693)	(2,787)
Decrease in salvage fund	216	15
Net cash used in investing activities	(2,477)	(2,772)

Cash flows from financing activities
Repayments of long-term borrowings	(912)	(577)
Distributions	(641)	-
Net cash used in financing activities	(1,553)	(577)

Net increase (decrease) in cash and cash equivalents	176	(754)
Cash and cash equivalents, beginning of year	1,026	1,780
Cash and cash equivalents, end of year	$1,202	$1,026

Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$376	$610

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$701	$563

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

The Fund’s financial instruments consist of cash and cash equivalents, salvage fund, production receivable, due from affiliate, other current assets, due to operators, accrued expenses, other current liabilities and long-term debt. Except for long-term debt, the carrying amounts of these instruments approximate fair value due to their short-term nature. The Fund’s long-term debt is valued using an income approach and is classified as Level 3 in the fair value hierarchy. The fair value of the long-term debt is estimated by discounting future cash payments of principal and interest to a present value amount using a market yield for debt instruments with similar terms, maturities and credit ratings. The Fund also applies the provisions of the fair value measurement accounting guidance to its non-financial assets and liabilities, such as oil and gas properties and asset retirement obligations, on a non-recurring basis.

Cash and Cash Equivalents

All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of December 31, 2018, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution. As of December 31, 2018, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. Annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. The Fund maintains a salvage fund to provide for the funding of future asset retirement obligations. The following table presents changes in asset retirement obligations during the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
	(in thousands)
Balance, beginning of year	$824	$1,106
Liabilities incurred	3	2
Liabilities settled	(425)	(96)
Accretion expense	31	31
Revision of estimates	444	(219)
Balance, end of year	$877	$824

During the year ended December 31, 2018, the Fund recorded depletion expense totaling $0.3 million, which related to an adjustment to the asset retirement obligation for a fully depleted property. During the year ended December 31, 2017, the Fund recorded credits to depletion expense totaling $0.1 million, which related to an adjustment to the asset retirement obligation for a fully depleted property.

Syndication Costs

Syndication costs are direct costs incurred by the Fund in connection with the offering of the Fund’s shares, including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition

The Fund adopted the new revenue standard on January 1, 2018 using the modified retrospective method for all new contracts entered into after January 1, 2018 and all existing contracts for which revenues have not been recognized under the previous revenue guidance as of December 31, 2017. Although the Fund did not identify changes to its revenue recognition that resulted in a cumulative adjustment to retained earnings on January 1, 2018, the adoption of the accounting guidance resulted in enhanced disclosures related to revenue recognition policies, the Fund’s performance obligations and significant judgments used in applying the new revenue standard as described below.

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

Oil and Gas Revenue

Generally, the Fund sells oil and natural gas under two types of agreements, which are common in the oil and gas industry. In the first type of agreement, a netback agreement, the Fund receives a price, net of pricing differentials as well as transportation expense incurred by the customer, and the Fund records revenue at the wellhead at the net price received where control transfers to the customer. In the second type of agreement, the Fund delivers oil and natural gas to the customer at a contractually agreed-upon delivery point where the customer takes control. The Fund pays a third-party to transport the oil and natural gas and receives a specific market price from the customer net of pricing adjustments. The Fund records the transportation expense within operating expenses in the statements of operations.

Under the Fund’s natural gas processing contracts, the Fund delivers natural gas to a midstream processing company at the inlet of the midstream processing company’s facility. The midstream processing company gathers and processes the natural gas and remits the proceeds to the Fund for the sale of NGLs. In this type of arrangement, the Fund evaluates whether it is the principal or agent in the transaction. The Fund concluded that it is the principal and the ultimate third-party purchaser is the customer; therefore, the Fund recognizes revenue on a gross basis, with transportation, gathering and processing fees recorded as an expense within operating expenses in the statements of operations.

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

Transaction Price Allocated to Remaining Performance Obligations

Under the Fund’s oil and natural gas contracts, each unit of oil and natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and the transaction price related to the remaining performance obligations is the variable index-based price attributable to each unit of oil and natural gas that is transferred to the customer.

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

Other Revenue from Affiliate

Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with an affiliated entity. The Fund simply earns a fee for its services and recognizes these fees as revenue at the time its performance obligations are satisfied as the control of oil and natural gas is never transferred to the Fund.

Impairment of Long-Lived Assets

The Fund reviews the carrying value of its oil and gas properties for impairment whenever events and circumstances indicate that the recorded carrying value of its oil and gas properties may not be recoverable. Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value of the assets at the time of the review. If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the asset is written down to fair value, which is determined using a valuation technique that considers both market and income approaches and uses Level 3 inputs. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.

There were no impairments of oil and gas properties during the years ended December 31, 2018 and 2017. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. If oil and natural gas commodity prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

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

Income Taxes

No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders. The Fund files U.S. Federal and State tax returns and the 2015 through 2017 tax returns remain open for examination by tax authorities.

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

In February 2016, the FASB issued accounting guidance on leases as amended on January 2018 and July 2018, which requires an entity to recognize all lease assets and liabilities with a term greater than one year on the balance sheet, disclose key quantitative and qualitative information about leasing arrangements, and permits an entity not to evaluate existing or expired land easements that were not previously assessed under the existing lease guidance. The accounting guidance does not apply to leases of mineral rights to explore for or use of oil and natural gas. The accounting guidance is effective for the Fund beginning January 1, 2019 with early adoption permitted. Although the Fund, as a non-operator, does not enter into lease agreements to support its operations, the Fund completed its evaluation of existing contracts that may have a lease impact and embedded lease features to determine the contracts to which the new guidance applies. Based on this evaluation, the Fund determined its existing contracts did not meet the definition of leases under the new accounting guidance and therefore, did not qualify for lease accounting.

In May 2014, the FASB issued accounting guidance on revenue recognition (“New Revenue Standard”), which provides for a single five-step model to be applied to all revenue contracts with customers. In July 2015, the FASB issued a deferral of the effective date of the New Revenue Standard to 2018, with early adoption permitted in 2017. In March 2016, the FASB issued accounting guidance, which clarifies the implementation guidance on principal versus agent considerations in the New Revenue Standard. In April 2016, the FASB issued guidance on identifying performance obligations and licensing and in May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the New Revenue Standard. The New Revenue Standard may be applied either retrospectively or through the use of a modified-retrospective method. Under the New Revenue Standard, the revenue associated with the Fund’s existing contracts will be recognized in the period that control of the related commodity is transferred to the customer, which is generally consistent with the Fund’s previous revenue recognition model. The Fund adopted the New Revenue Standard using the modified retrospective method on January 1, 2018. See “Revenue Recognition” above for the required disclosures related to the impact of adopting this guidance and a discussion of the Fund’s updated policies related to revenue recognition for revenue from contracts with customers.

2. Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. During 2009, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs are included within general and administrative expenses. Management reimbursement costs during each of the years ended December 31, 2018 and 2017 were $80 thousand.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the year ended December 31, 2018 were $0.1 million. The Fund did not pay distributions during the year ended December 31, 2017.

Beta Sales and Transport, LLC

The Fund utilizes Beta Sales and Transport, LLC (“Beta S&T”), a wholly-owned subsidiary of the Manager, as aggregator to and as an accommodation for the Fund and other funds managed by the Manager to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.  In 2016, the Fund entered into a master agreement with Beta S&T pursuant to which Beta S&T is obligated to purchase from the Fund all of its interests in oil and natural gas produced from the Beta Project and sell such volumes to unrelated third-party purchasers. Pursuant to the master agreement, Beta S&T is a pass-through entity such that it receives no benefit or compensation for the services provided under the master agreement or under any other agreements it enters into with regard to the oil and natural gas purchased from the Fund. The Fund and other funds managed by the Manager have agreed to indemnify, defend and hold harmless Beta S&T from and against all claims, liabilities, losses, causes of action, costs and expenses asserted against it as a result of or arising from any act or omission, breach and claims for losses or damages arising out of its dealing with third parties with respect to the transportation, processing or sale of oil and natural gas from the Beta Project. The revenues and expenses from the sale of oil and natural gas to third-party purchasers are recorded as oil and gas revenue and operating expenses in the Fund’s statements of operations, and are allocable to the Fund based on the Fund’s working interest ownership in the Beta Project.

Production Handling, Gathering and Operating Services Agreement

On December 12, 2016, the Fund and other third party working interest owners in the Beta Project (collectively, the “Beta Project Owners”) entered into a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II, L.P. (“Institutional Fund II”) and other third party working interest owners in the Claiborne Project (collectively, the “Producers”), whereby the Beta Project Owners will provide services related to the production handling and delivery of oil and natural gas production from the Claiborne Project via their owned Beta Project production facility. Institutional Fund II is an entity that is managed by the Fund’s Manager. The PHA was effective on December 12, 2016 and will continue in effect unless terminated by default, the Beta Project Owners or the Producers pursuant to the terms of the PHA (as amended on February 10, 2017, March 9, 2017, September 19, 2018 and November 30, 2018).

Under the terms of the PHA, the Producers have agreed to pay the Beta Project Owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility. Beginning in fourth quarter 2018, the Beta Project Owners commenced their production and handling services for the oil and natural gas produced from the Claiborne Project. As the control of oil and natural gas is never transferred, the Fund simply earns a fee for its services and recognizes these fees as revenue at the time its performance obligations are satisfied. During the year ended December 31, 2018, the Fund earned $0.1 million representing its proportionate share of the production handling fees earned from the production handling services, which are included within “Other revenue from affiliate” on its statements of operations and “Due from affiliate” on its balance sheets. The transactions are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Producers when the operator performs the joint interest billing of the lease operating expenses due from the Fund. The revenue received from the PHA will be utilized by the Fund to repay a portion of the long-term debt outstanding under its credit agreement until the loan is repaid in full, in no event later than December 31, 2022. During the year ended December 31, 2018, the Fund recorded other income of $45 thousand related to a fee received upon execution of the PHA. There were no such amounts recorded during the year ended December 31, 2017.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3. Credit Agreement – Beta Project Financing

On June 1, 2018, the Fund and other participating funds managed by the Manager, and Rahr Energy Investments LLC, as administrative agent and lender (and other lenders that may become a party thereto, collectively “Lenders”), entered into a third amendment (the “Third Amendment”) effective as of September 1, 2018 to the credit agreement, dated as of November 27, 2012 (as amended by the first amendment to credit agreement, dated September 30, 2016, and the second amendment to credit agreement and reaffirmation of waiver, dated September 15, 2017 and as amended by the Third Amendment, the “Credit Agreement”). On August 10, 2018, the Fund and other participating funds managed by the Manager and the Lenders entered into a fourth amendment (the “Fourth Amendment”) to the Credit Agreement effective as of September 1, 2018.

The Third Amendment extended the loan maturity from December 31, 2020 to December 31, 2022, revised the interest rate and required a monthly payment amount based on a fixed percentage of the Fund’s Net Revenue (as defined in the Credit Agreement) derived from the Beta Project. Previously, the annual interest rate of the loan was 8% compounded annually and the monthly principal and interest payments were based on the lesser of the monthly fixed amount of approximately $0.1 million or the Debt Service Cap amount, as defined in the old credit agreement. The Third Amendment also changed the overriding royalty interest (“ORRI”) in its working interest in the Beta Project conveyed to the Lenders to a fixed percentage of 6.25% from a tiered structure, and deferred the payment of such ORRI, which will not become payable to the Lenders until January 1, 2023. The Credit Agreement also required mandatory prepayment of excess cash flows received by the Fund from certain insurance reimbursements, platform related revenues, production handling fees and any additional revenues received with respect to the use of the Beta Project other than any revenues included in the calculation of Net Revenue, as well as proceeds from a sale or transfer of any interest in the Beta Project as permitted under the Credit Agreement.

The Fourth Amendment principally reduced the fixed percentage for the calculation of the monthly payments and amended the interest calculation. Beginning on September 1, 2018 up to and including March 31, 2019, the Fund’s fixed percentage is 30%, which was based on the Fund’s ratio of outstanding debt to working interest ownership in the Beta Project determined on September 1, 2018, as scheduled in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage will be the greater of (i) 30% or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually and will be based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineers’ proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan. Beginning on September 1, 2018 and thereafter until the loan is repaid in full, in no event later than December 31, 2022, the loan bears interest at a rate equal to 8.75% compounded monthly.

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

The Fund recognized a gain on debt extinguishment of $1.6 million during third quarter 2018, which is recorded within “Other income (loss)” in its statements of operations. The gain on debt extinguishment primarily represents non-cash gains associated with the change in the fair value of ORRI conveyed to the Lenders totaling $1.6 million and the difference between the fair value of the new debt and the carrying amount of the old debt totaling $18 thousand. The Fund estimated the fair value of the ORRI before and after the Fourth Amendment using a discounted cash flow method based on Level 3 inputs, which included future revenue from proved and probable oil and natural gas reserves from the Beta Project, future commodity pricing curves to derive future cash flows and a risk-adjusted discount rate of 9.0%. The change in the fair value of the ORRI of $1.6 million was recorded as an increase to property within “Total oil and gas properties, net” on the Fund’s balance sheet, which is being amortized to depletion expense using the units-of-production method over the life of the Beta Project. The Fund estimated the fair value of the amended debt by discounting future cash payments of principal and interest to a present value amount using a market yield for debt instruments with similar terms, maturities and credit ratings. The Fund used a market yield of 9.25% to estimate the fair value of the amended debt, which was determined to be $4.0 million. The discounted loan is being accreted to its face value over the remaining term of the amended debt.

As of December 31, 2018 and 2017, the Fund had borrowings of $3.9 million and $4.8 million, respectively, under the Credit Agreement. The loan may be prepaid by the Fund without premium or penalty. As of December 31, 2018, the estimated fair value of the debt was $3.8 million.

The unamortized debt discounts related to the amended debt of $17 thousand as of December 31, 2018 were presented as a reduction of “Long-term borrowings” on the balance sheet. There were no unamortized debt discounts and deferred financing costs as of December 31, 2017. Amortization expense during the years ended December 31, 2018 and 2017 of $1 thousand and $0.1 million, respectively, was expensed and included on the statements of operations within “Interest expense, net”.

As of December 31, 2018 and 2017, there were no accrued interest costs outstanding. Interest costs incurred during the years ended December 31, 2018 and 2017 of $0.4 million and $0.5 million, respectively, were expensed and included on the statements of operations within “Interest expense, net.

As of December 31, 2018, the estimated principal repayments of debt are as follows: $1.3 million in 2019, $1.6 million in 2020 and $1.0 million in 2021.

The Credit Agreement contains customary covenants, with which the Fund was in compliance as of December 31, 2018 and 2017.

4. Commitments and Contingencies

Capital Commitments

As of December 31, 2018, the Fund’s estimated capital commitments related to its oil and gas properties were $2.9 million (which include asset retirement obligations for the Fund’s projects of $1.5 million), of which $0.7 million is expected to be spent during the year ending December 31, 2019. Additionally, current liabilities exceed current assets as of December 31, 2018. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

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

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of December 31, 2018 and 2017, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”).  Generally, the NTL (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees,  (iii) provided acceptable forms of such additional security and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of its review of the NTL. However, as of December 31, 2018, the BOEM has not completed its review nor has the NTL been enforced.  The impact of the NTL, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2018	2017
	(in thousands)
Proved properties	$26,956	$22,433
Accumulated depletion and amortization	(11,715)	(7,921)
Oil and gas properties, net	$15,241	$14,512

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2018	2017
	(in thousands)
Exploration costs	$10	$16
Development costs	3,279	2,589
	$3,289	$2,605

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc. at December 31, 2018 and 2017. These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules. Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2018				December 31, 2017
	United States
	Oil (MBBL)	NGL (MBBL)	Gas (MMCF)	Total (MBOE) (a)	Oil (MBBL)	NGL (MBBL)	Gas (MMCF)	Total (MBOE) (a)

Proved developed and undeveloped reserves:
Beginning of year	293.7	23.1	147.8	341.4	195.3	8.1	233.3	242.3
Extensions and discoveries (b)	-	-	-	-	69.8	5.4	33.4	80.8
Revisions of previous estimates (c)	210.1	19.3	117.5	249.0	112.9	18.6	(59.9)	121.5
Production	(87.6)	(9.4)	(61.2)	(107.2)	(84.3)	(9.0)	(59.0)	(103.2)
End of year	416.2	33.0	204.1	483.2	293.7	23.1	147.8	341.4

Proved developed reserves:
Beginning of year	223.9	17.7	114.4	260.6	174.8	8.1	221.6	219.8
End of year	416.2	33.0	204.1	483.2	223.9	17.7	114.4	260.6

Proved undeveloped reserves:
Beginning of year	69.8	5.4	33.4	80.8	20.5	-	11.7	22.5
End of year	-	-	-	-	69.8	5.4	33.4	80.8

(a)	BOE refers to barrel of oil equivalent. Barrel of oil equivalent is based on six MCF of natural gas to one barrel of oil or one barrel of NGL, which reflects an energy content equivalency and not a price or revenue equivalency.
(b)	Extensions and discoveries as of December 31, 2017 were attributable to extensions for the Beta Project.
(c)	Revisions of previous estimates were attributable to well performance.

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

	December 31,
	2018	2017
	(in thousands)
Future cash inflows	$27,434	$14,135
Future production costs	(3,590)	(3,219)
Future development costs	(2,531)	(2,631)
Future net cash flows	21,313	8,285
10% annual discount for estimated timing of cash flows	(3,851)	(1,166)
Standardized measure of discounted future net cash flows	$17,462	$7,119

Table V - Changes in the Standardized Measure for Discounted Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2018	2017
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$5,051	$2,554
Sales and transfers of oil and gas produced during the period	(5,207)	(3,664)
Net change due to extensions, discoveries, and improved recovery	-	1,675
Changes in estimated future development costs	100	15
Net change due to revisions in quantities estimates	10,070	3,339
Accretion of discount	712	351
Other	(383)	(662)
Aggregate change in the standardized measure of discounted future net cash flows for the year	$10,343	$3,608

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

