Form 10-Q
period 2019-06-30
RIDGEWOOD ENERGY Q FUND LLC
filed 2019-08-06
CIK 1338474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 6, 2019, there were 830.5577 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$424	$1,202
Salvage fund	175	211
Production receivable	617	442
Due from affiliate (Note 2)	22	69
Other current assets	-	69
Total current assets	1,238	1,993
Salvage fund	701	596
Oil and gas properties:
Proved properties	26,958	26,956
Less: accumulated depletion and amortization	(13,098)	(11,715)
Total oil and gas properties, net	13,860	15,241
Total assets	$15,799	$17,830

Liabilities and Members' Capital
Current liabilities:
Due to operators	$138	$833
Accrued expenses	53	46
Current portion of long-term borrowings	1,123	1,345
Asset retirement obligations	175	211
Total current liabilities	1,489	2,435
Long-term borrowings	2,226	2,564
Asset retirement obligations	682	666
Total liabilities	4,397	5,665
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(7,384)	(7,177)
Retained earnings	6,126	5,819
Manager's total	(1,258)	(1,358)
Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(41,838)	(40,665)
Accumulated deficit	(54,469)	(54,779)
Shareholders' total	12,660	13,523
Total members' capital	11,402	12,165
Total liabilities and members' capital	$15,799	$17,830

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue
Oil and gas revenue	$1,369	$1,400	$2,523	$2,903
Other revenue	85	-	169	-
Total revenue	$1,454	$1,400	2,692	2,903
Expenses
Depletion and amortization	714	1,129	1,359	2,201
Operating expenses	195	174	393	323
General and administrative expenses	95	71	161	141
Total expenses	1,004	1,374	1,913	2,665
Income from operations	450	26	779	238
Interest expense, net	(78)	(97)	(162)	(193)
Net income (loss)	$372	$(71)	$617	$45

Manager Interest
Net income	$167	$162	$307	$344

Shareholder Interest
Net income (loss)	$205	$(233)	$310	$(299)
Net income (loss) per share	$246	$(280)	$373	$(360)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Six months ended June 30, 2019
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2018	830.5577	$(1,358)	$13,523	$12,165
Distributions	-	(115)	(650)	(765)
Net income	-	140	105	245
Balances, March 31, 2019	830.5577	(1,333)	12,978	11,645
Distributions	-	(92)	(523)	(615)
Net income	-	167	205	372
Balances, June 30, 2019	830.5577	$(1,258)	$12,660	$11,402

	Six months ended June 30, 2018
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2017	830.5577	$(1,988)	$12,698	$10,710
Net income (loss)	-	182	(66)	116
Balances, March 31, 2018	830.5577	(1,806)	12,632	10,826
Net income (loss)	-	162	(233)	(71)
Balances, June 30, 2018	830.5577	$(1,644)	$12,399	$10,755

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$617	$45
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	1,359	2,201
Accretion expense	15	11
Amortization of debt discounts	2	-
Changes in assets and liabilities:
(Increase) decrease in production receivable	(175)	31
Decrease in due from affiliate	47	-
Decrease in other current assets	69	60
Decrease in due to operators	(68)	(38)
Increase (decrease) in accrued expenses	7	(13)
Settlement of asset retirement obligations	(35)	(28)
Net cash provided by operating activities	1,838	2,269

Cash flows from investing activities
Capital expenditures for oil and gas properties	(605)	(1,247)
Increase in salvage fund	(69)	(78)
Net cash used in investing activities	(674)	(1,325)

Cash flows from financing activities
Repayments of long-term borrowings	(562)	(615)
Distributions	(1,380)	-
Net cash used in financing activities	(1,942)	(615)

Net (decrease) increase in cash and cash equivalents	(778)	329
Cash and cash equivalents, beginning of period	1,202	1,026
Cash and cash equivalents, end of period	$424	$1,355

Supplemental disclosure of cash flow information
Cash paid for interest	$163	$195

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$74	$768

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

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations, changes in members’ capital and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The financial position, results of operations, changes in members’ capital and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2018 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K (“2018 Annual Report”) filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2018, but does not include all annual disclosures required by GAAP.

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2018 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2019.

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

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred based on expected future cash outflows required to satisfy the obligation discounted at the Fund’s credit-adjusted risk-free rate. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. Annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. The Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Revenue Recognition

Oil and gas revenues are recognized at the point when control of oil and natural gas is transferred to the customers. Natural gas liquid sales are included within gas sales. The Fund’s oil and natural gas generally are sold to its customers at prevailing market prices based on an index in which the prices are published, adjusted for pricing differentials, quality of oil and pipeline allowances. Under the Fund’s oil and natural gas contracts, each unit of oil and natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and the transaction price related to the remaining performance obligations is the variable index-based price attributable to each unit of oil and natural gas that is transferred to the customer. The Fund invoices customers once its performance obligations have been satisfied, at which point the payment is unconditional. Accordingly, the Fund’s oil and natural gas contracts do not give rise to contract assets or liabilities. The receivables related to the Fund’s oil and gas revenue are included within “Production receivable” on the Fund’s balance sheets.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During each of the three and six months ended June 30, 2019 and 2018, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and six months ended June 30, 2019 and 2018. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. If oil and natural gas commodity prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

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

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. During 2009, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs are included on the statements of operations within general and administrative expenses. Management reimbursement costs during each of the three and six months ended June 30, 2019 and 2018 were $20 thousand and $40 thousand, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and six months ended June 30, 2019 were $0.1 million and $0.2 million, respectively. The Fund did not pay distributions during the three and six months ended June 30, 2018.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

During 2016, the Fund and other third-party working interest owners in the Beta Project entered into a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II, L.P. (“Institutional Fund II”), and other third-party working interest owners in the Claiborne Project. Institutional Fund II is an entity that is managed by the Fund’s Manager. During the three and six months ended June 30, 2019, the Fund earned $21 thousand and $43 thousand, respectively, representing its proportionate share of the production handling fees earned from Institutional Fund II, which is included within “Other revenue” on the Fund’s statements of operations. There were no such amounts recorded during the three and six months ended June 30, 2018. As of June 30, 2019 and December 31, 2018, the Fund’s receivables of $22 thousand and $0.1 million, respectively, related to the Fund’s proportionate share of revenue from Institutional Fund II are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. The revenue received from the PHA will be utilized by the Fund to repay a portion of the long-term debt outstanding under its credit agreement until the loan is repaid in full, in no event later than December 31, 2022.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Credit Agreement – Beta Project Financing

As of June 30, 2019 and December 31, 2018, the Fund had outstanding borrowings of $3.4 million and $3.9 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”). As of June 30, 2019, the estimated fair value of the debt was $3.3 million.

The Credit Agreement bears interest at 8.75% compounded monthly. Principal and interest payments are based on the fixed percentage of the Fund’s Net Revenue, as defined in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage is the greater of (i) 30% or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually beginning April 1, 2019 and each April 1st thereafter, and is based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineer’s proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan. As of April 1, 2019, the Fund’s fixed percentage was determined to be 30%. The loan may be prepaid by the Fund without premium or penalty. Pursuant to the Credit Agreement, the Fund also agreed to convey a fixed percentage of 6.25% overriding royalty interest in its working interest in the Beta Project to the lenders, which will become payable to the lenders on January 1, 2023.

As of June 30, 2019 and December 31, 2018, the unamortized debt discounts related to the Credit Agreement of $14 thousand and $16 thousand, respectively, were presented as a reduction of “Long-term borrowings” on the Fund’s balance sheets. Amortization expense during the three and six months ended June 30, 2019 of $1 thousand and $2 thousand, respectively, was included on the Fund’s statements of operations within “Interest expense, net”. There were no such amounts recorded during the three and six months ended June 30, 2018. As of June 30, 2019 and December 31, 2018, there were no accrued interest costs outstanding. Interest costs incurred during each of the three and six months ended June 30, 2019 and 2018 of $0.1 million and $0.2 million, respectively, were included on the Fund’s statements of operations within “Interest expense, net”.

The Credit Agreement contains customary covenants, with which the Fund was in compliance as of June 30, 2019 and December 31, 2018.

4.	Commitments and Contingencies

Capital Commitments

As of June 30, 2019, the Fund’s estimated capital commitments related to its oil and gas properties were $2.6 million (which include asset retirement obligations for the Fund’s projects of $1.5 million), of which $0.3 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

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

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2019 and December 31, 2018, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”).  Generally, the NTL (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of its review of the NTL. As of June 30, 2019, the BOEM has not completed its review nor has the NTL been enforced.  The impact of the NTL, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

5.	Subsequent Event

The Fund as well as other funds managed by the Manager that invested in the Beta Project elected not to participate in the drilling of the 8th well proposed by Walter Oil and Gas Corporation.  As a result, the Fund is due reimbursement for a portion of the cost relating to the slot on the Beta Project platform that was utilized by the other third-party working interest partners for the 8th well.  On July 17, 2019, the Fund as well as the other funds managed by the Manager and the other third-party working interest owners in the Beta Project agreed to a reimbursement to the Fund of $0.6 million, which will be recorded as a reduction to oil and gas properties in the third quarter 2019.  The amount received will be utilized by the Fund to repay a portion of the long-term debt outstanding under the Credit Agreement.

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

Subsequent Event

The Fund as well as other funds managed by the Manager that invested in the Beta Project elected not to participate in the drilling of the 8th well proposed by Walter Oil and Gas Corporation.  As a result, the Fund is due reimbursement for a portion of the cost relating to the slot on the Beta Project platform that was utilized by the other third-party working interest partners for the 8th well.  On July 17, 2019, the Fund as well as the other funds managed by the Manager and the other third-party working interest owners in the Beta Project agreed to a reimbursement to the Fund of $0.6 million, which will be recorded as a reduction to oil and gas properties in the third quarter 2019.  The amount received will be utilized by the Fund to repay a portion of the long-term debt outstanding under the credit agreement.

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results. Declines in oil and natural gas commodity prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2019 and 2018 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2019	Budget	Status
		(in thousands)
Beta Project	2.25%	$21,999	$24,140	The Beta Project is expected to include the development of seven wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in 2017. Wells #5 and #6 commenced production in first quarter 2018 and third quarter 2018, respectively. Well #7 commenced production in first quarter 2019. The Fund expects to spend $1.1 million for additional development costs and $1.0 million for asset retirement obligations.
Liberty Project	2.0%	$3,004	$3,268	The Liberty Project, a single-well project, commenced production in 2010. The Fund expects to spend $0.3 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2019 and 2018, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue
Oil and gas revenue	$1,369	$1,400	$2,523	$2,903
Other revenue	85	-	169	-
Total revenue	1,454	1,400	2,692	2,903
Expenses
Depletion and amortization	714	1,129	1,359	2,201
Operating expenses	195	174	393	323
General and administrative expenses	95	71	161	141
Total expenses	1,004	1,374	1,913	2,665
Income from operations	450	26	779	238
Interest expense, net	(78)	(97)	(162)	(193)
Net income (loss)	$372	$(71)	$617	$45

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and six months ended June 30, 2019 and 2018. Natural gas liquid sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Number of wells producing	8	6	8	6
Total number of production days	679	419	1,288	851
Oil sales (in thousands of barrels)	21	22	40	45
Average oil price per barrel	$62	$64	$60	$61
Gas sales (in thousands of mcfs)	27	29	52	63
Average gas price per mcf	$2.72	$3.60	$2.93	$3.48

The increases in the number of wells producing and production days were primarily related to the commencement of production of two wells in the Beta Project, one well during third quarter 2018 and one well during first quarter 2019.

The decreases in oil and gas sales volumes during the three months ended June 30, 2019 were primarily related to the Beta Project, which experienced periodic shut-ins during first half of 2019 due to certain drilling and completion operations performed at the project’s production facility, partially offset by the Liberty Project, which was shut-in periodically during second quarter 2018.

The decreases in oil and gas sales volumes during the six months ended June 30, 2019 were primarily related to the Beta and Liberty projects. The Liberty Project experienced a decrease in production as a result of a shut-in during first quarter 2019 due to mechanical work.

See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended June 30, 2019 was $1.4 million, a decrease of $31 thousand from the three months ended June 30, 2018. The decrease was primarily attributable to decreased sales volume.

Oil and gas revenue during the six months ended June 30, 2019 was $2.5 million, a decrease of $0.4 million from the six months ended June 30, 2018. The decrease was attributable to decreased sales volume totaling $0.3 million coupled with decreased oil and gas prices totaling $0.1 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with an affiliated entity and other third parties. There were no such amounts recorded during the three and six months ended June 30, 2018.

Depletion and Amortization. Depletion and amortization during the three months ended June 30, 2019 was $0.7 million, a decrease of $0.4 million from the three months ended June 30, 2018. The decrease was primarily attributable to a decrease in the average depletion rate.

Depletion and amortization during the six months ended June 30, 2019 was $1.4 million, a decrease of $0.8 million from the six months ended June 30, 2018. The decrease was attributable to a decrease in the average depletion rate totaling $0.5 million coupled with a decrease in production volumes totaling $0.3 million.

The decreases in the average depletion rates were primarily attributable to lower cost of reserves from the Fund’s producing projects. See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Lease operating expense	$95	$122	$192	$226
Transportation and processing expense	41	12	92	21
Insurance expense	32	33	65	59
Workover expense	19	-	30	-
Accretion expense and other	8	7	14	17
	$195	$174	$393	$323

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.2 million ($6.60 per barrel of oil equivalent or “BOE”) and $0.3 million ($7.13 per BOE) during the three and six months ended June 30, 2019, respectively, compared to $0.2 million ($6.33 per BOE) and $0.3 million ($5.50 per BOE) during the three and six months ended June 30, 2018, respectively. Production costs remained relatively consistent during the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. The increase in production costs per BOE during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to the impact of ongoing costs for the Beta Project, which experienced decreased production volumes due to periodic shut-ins during first half of 2019. See “Overview” above for factors that impact oil and natural gas production.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the six months ended June 30, 2019 were $1.8 million, primarily related to revenue received of $2.5 million, partially offset by operating expenses of $0.3 million, interest payments of $0.2 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the six months ended June 30, 2018 were $2.3 million, primarily related to revenue received of $2.9 million, partially offset by operating expenses of $0.3 million, interest payments of $0.2 million and general and administrative expenses of $0.2 million.

Investing Cash Flows

Cash flows used in investing activities during the six months ended June 30, 2019 were $0.7 million, related to capital expenditures for oil and gas properties of $0.6 million and investments in salvage fund of $0.1 million.

Cash flows used in investing activities during the six months ended June 30, 2018 were $1.3 million, related to capital expenditures for oil and gas properties of $1.2 million and investments in salvage fund of $0.1 million.

Financing Cash Flows

Cash flows used in financing activities during the six months ended June 30, 2019 were $1.9 million, related to manager and shareholder distributions of $1.4 million and the repayments of long-term borrowings of $0.6 million.

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

As of June 30, 2019, the Fund’s estimated capital commitments related to its oil and gas properties were $2.6 million (which include asset retirement obligations for the Fund’s projects of $1.5 million), of which $0.3 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the continued successful development and the related production of oil and gas revenues from the Beta Project.

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

Credit Agreement

As of June 30, 2019 and December 31, 2018, the Fund had outstanding borrowings of $3.4 million and $3.9 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”).

The Credit Agreement bears interest at 8.75% compounded monthly. Principal and interest payments are based on the fixed percentage of the Fund’s Net Revenue, as defined in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage is the greater of (i) 30% or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually beginning April 1, 2019 and every April 1st thereafter, and is based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineer’s proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan. As of April 1, 2019, the Fund’s fixed percentage was determined to be 30%. The loan may be prepaid by the Fund without premium or penalty. The Credit Agreement also provides for a fixed percentage of 6.25% overriding royalty interest to the lenders, which will become payable to the lenders in January 2023.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warranties and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund believes it is in compliance with all covenants under the Credit Agreement as of June 30, 2019 and December 31, 2018.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2019 and December 31, 2018 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of June 30, 2019 and December 31, 2018, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2019.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Q FUND, LLC
Dated:	August 6, 2019	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 6, 2019	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

