Form 10-K
period 2020-12-31
RIDGEWOOD ENERGY Q FUND LLC
filed 2021-03-02
CIK 1338474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no market for the shares of LLC Membership Interest in the Fund. As of March 2, 2021, there were 830.5577 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY Q FUND, LLC
2020 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) and the documents Ridgewood Energy Q Fund, LLC (the “Fund”) has incorporated by reference into this Annual Report, other than purely historical information, including estimates, projections and statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the impact on the Fund’s business and operations of the ongoing novel coronavirus (“COVID-19”) pandemic and any other future widespread health emergencies or public health crises such as pandemics and epidemics, weather conditions, such as hurricanes, changes in market and other conditions affecting the pricing, production and demand of oil and natural gas, the cost and availability of equipment, and changes in domestic and foreign governmental regulations, as well as other risks and uncertainties discussed in this Annual Report in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity. Forward-looking statements made in this document speak only as of the date on which they are made. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

As compensation for its services, the Manager is entitled to receive an annual management fee, which was waived by the Manager for the remaining life of the Fund during 2009. The Manager is entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2020 and 2019 were $0.1 million and $0.4 million, respectively.

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

Investment Committee

Ridgewood Energy maintains an investment committee consisting of five employees of the Manager (the “Investment Committee”). The members of the Investment Committee provide operational, financial, scientific and technical oil and gas expertise to the Fund. One member of the Investment Committee is based out of the Manager’s Palm Beach, Florida office, one member is based out of the Manager’s Montvale, New Jersey office and three members are based out of the Manager’s Houston, Texas office. The Investment Committee’s current activities with respect to the Fund are principally related to the development and operation of properties in which it already has a working interest.

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

Deepwater Royalty Relief

In addition to the Royalty Relief Rule, the Deep Water Royalty Relief Act of 1995 (the “Deepwater Royalty Relief Act”) was enacted to promote exploration and production of oil and natural gas in the deepwater of the Gulf of Mexico and relieves eligible leases from paying royalties to the U.S. Government on certain defined amounts of deepwater production. The Deepwater Royalty Relief Act expired in the year 2000 but was extended for qualified leases by the BOEM to promote continued interest in deepwater. The Fund currently has one project, the Beta Project, which is eligible for royalty relief under the Deepwater Royalty Relief Act. The Deepwater Royalty Relief Act does not apply to oil if the prices of oil exceed certain thresholds (currently estimated to be between $39.87 per barrel and $51.78 per barrel) adjusted annually for inflation. The Deepwater Royalty Relief Act does not apply to natural gas if the prices of natural gas exceed certain thresholds (currently estimated to be between $4.98 per mmbtu and $8.63 per mmbtu) adjusted annually for inflation.

Properties

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which the Fund owned a working interest as of December 31, 2020. Productive wells are producing wells and wells mechanically capable of production. Gross wells are the total number of wells in which the Fund owns a working interest. Net wells are the sum of the Fund’s fractional working interests owned in the gross wells. All of the wells, each of which produces both oil and natural gas, are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net
Oil and natural gas	7	0.16

Acreage Data

The following table sets forth the Fund’s working interests in developed and undeveloped oil and natural gas acreage as of December 31, 2020. Gross acres are the total number of acres in which the Fund owns a working interest. Net acres are the sum of the fractional working interests owned in gross acres. Ownership interests generally take the form of working interests in oil and natural gas leases that have varying terms. All of the Fund’s oil and natural gas acreage is located in the offshore waters of the Gulf of Mexico.

Developed Acres		Undeveloped Acres
Gross	Net	Gross	Net
23,033	518	364	8

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Liquidity Needs” for information regarding the funding of the Fund’s capital commitments.

		Total Spent	Total
	Working	through	Fund
Project	Interest	December 31, 2020	Budget	Status
		(in thousands)
Producing Properties
Beta Project	2.25%	$21,181	$23,370	The Beta Project includes the development of seven wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in 2017. Wells #5 and #6 commenced production in 2018. Well #7 commenced production in first quarter 2019. During May 2020, production from the Beta Project was curtailed due to the low-price environment. Production from the wells returned in June 2020 at production levels prior to curtailment. During second half of 2020, the project experienced several periods of storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico. The Fund expects to spend $1.2 million for additional development costs and $1.0 million for asset retirement obligations.
Fully Depleted Properties
Liberty Project	2.0%	$3,004	$3,333	The Liberty Project, a single-well project, commenced production in 2010. The well reached the end of its productive life in first quarter 2020. The Fund expects to spend $0.3 million for asset retirement obligations.

Marketing/Customers

The Manager, on behalf of the Fund, markets the Fund’s oil and natural gas to third parties consistent with industry practice. The Fund utilizes Beta Sales and Transport, LLC (“Beta S&T”), a wholly-owned subsidiary of the Manager, as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager to facilitate the transportation and sale of oil and natural gas produced from the Beta Project. In 2016, the Fund entered into a master agreement with Beta S&T pursuant to which Beta S&T is obligated to purchase from the Fund all of its interests in oil and natural gas produced from the Beta Project and sell such volumes to unrelated third-party purchasers. The number of customers purchasing the Fund’s oil and natural gas may vary from time to time. Currently, the Fund has two major customers in the public market. Because a ready market exists for oil and natural gas, the Fund does not believe that the loss of any individual customer would have a material adverse effect on its financial position or results of operations. The Fund’s Beta Project is near existing transportation infrastructure and pipelines.

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

However, notwithstanding the ability of the Fund’s projects to produce year-round, the Fund’s properties are located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather. Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November. Although the Fund did not experience any significant damage, the Gulf of Mexico suffered the most active hurricane season on record during the second half of 2020, which forced recurring and prolonged production shut-ins across the industry and the Fund’s Beta Project per safety protocols.

Operators

The projects in which the Fund has invested are operated and controlled by unaffiliated third-party entities acting as operators. The operators are responsible for drilling, administration and production activities for leases jointly owned by working interest owners and act on behalf of all working interest owners under the terms of the applicable joint operating agreement. In certain circumstances, operators will enter into agreements with independent third-party subcontractors and suppliers to provide the various services required for operating leases. Currently, the Fund's property is operated by Walter Oil & Gas Corporation.

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

Salvage Fund

The Fund deposits cash in a separate interest-bearing account, or salvage fund, to provide for its proportionate share of the cost of dismantling and removal of production platforms and facilities and plugging and abandoning the wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. As of December 31, 2020, the Fund had $1.0 million invested in a salvage fund. On a monthly basis, the Fund contributes to the salvage fund a portion of the operating income from the Beta Project, to fund its asset retirement obligations. Such contributions to the salvage fund will reduce the amount of cash distributions that could otherwise be made to investors by the Fund. Any portion of the salvage fund that remains after the Fund has paid for all of its asset retirement obligations will be distributed to the shareholders and the Manager. There are no restrictions on withdrawals from the salvage fund.

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

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the BOEM. Federal offshore leases are managed both by the BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”) pursuant to regulations promulgated under the OCSLA. The OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. BSEE regulates the design and operation of well control and other equipment at offshore production sites, implementation of safety and environmental management systems, and mandatory third-party compliance audits, among other requirements. BSEE adopted strict requirements for subsea drilling production equipment and had proposed new requirements to implement equipment reliability improvements, building upon enhanced industry standards for blowout preventers and blowout prevention technologies, and reforms in well design, well control, casing, cementing, real-time well monitoring and subsea containment. BSEE has also published a policy statement on safety culture with nine characteristics of a robust safety culture. In May 2019, BSEE adopted a final rule revising standards for blowout prevention systems and other well controls pertaining to offshore activities (the “2019 Well Control Rule”). The 2019 Well Control Rule became effective July 15, 2019, however compliance with certain provisions was deferred until 2021 or thereafter as specified in those provisions. The 2019 Well Control Rule imposes new requirements relating to, among, other things, well design, well control, casing, cementing, real-time well monitoring and subsea containment. The 2019 Well Control Rule applies directly to operators as opposed to non-operators. On September 28, 2018, the BSEE published a final rule revising regulations relating to oil and natural gas production safety systems, subsurface safety devices and safety device testing (referred to as “Subpart H”); the rule was effective December 27, 2018. Given the fact that compliance with the 2019 Well Control Rule and Subpart H is the responsibility of the operators and the exploration and development of each well is different, the future costs associated with compliance that will be incurred by non-operators, such as the Fund, cannot be determined or estimated. On December 4, 2020, BOEM published a Record of Decision (“ROD”) for the final programmatic environmental impact statement for geological and geophysical survey activities in the Gulf of Mexico and adjacent state waters. The ROD provides for additional mitigation measures for application for future BOEM issued permits or authorizations toward further minimizing impacts of such geological and geophysical survey activities on marine resources. Violations of environmentally related lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties, which civil penalties were increased and adjusted for inflation on March 4, 2020, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities, delay or restriction of activities can result from either governmental or citizen prosecution.

Effective January 20, 2021, the Secretary of the Interior issued Order No. 3395 under the authority of Section 2 of Reorganization Plan No. 3 of 1950 (64 Stat. 1262) consistent with 200 DM 1 for the purpose of implementing a targeted and time-limited elevation of relevant decisions at the Department of the Interior for review.  One item under review is temporarily suspending the issuance of any onshore or offshore fossil fuel authorization, including but not limited to a lease, amendment to a lease, affirmative extension of a lease, contract, or other agreement, or permit to drill.  This does not limit existing operations under valid leases.  Order No. 3395 remains in effect for 60 days, or until any of its provisions are amended, superseded, or revoked. As the Fund does not expect to drill new wells on the Beta Project, the Fund does not believe Order No. 3395 will have an impact on the Fund’s operations or financial condition.

On January 27, 2021, President Biden issued an executive order that directs the Department of the Interior, to the extent consistent with applicable law, to pause the issuance of new leases for one year pending a review of the climate-change effects associated with drilling on federal land and waters.  As the Fund does not expect to invest in any new projects and thus require the approval of new leases, the Fund does not believe the executive order will have a material impact on the Fund’s operations or financial condition.

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the BOEM issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the OCS (“Lessees”).  Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On May 1, 2017, the Secretary of the U.S. Department of the Interior (“Interior”) directed the BOEM to complete a review of NTL 2016-N01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of the review of NTL 2016-N01. As of December 31, 2020, the BOEM has not lifted its suspension of the implementation of NTL 2016-N01.  The impact of NTL 2016-N01, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

On October 16, 2020, BOEM and BSEE published a proposed new rule at 85 FR 65904 on Risk, Management, Financial Assurance and Loss Prevention, addressing the streamlining of evaluation criteria when determining whether oil, gas and sulfur leases, right-of-use and easement grant holders, and pipeline right-of-way grant holders may be required to provide bonds or other security above the prescribed amounts for base bonds to ensure compliance with OCS obligations, primarily decommissioning obligations. The proposed rule was significantly less stringent with respect to financial assurance than NTL 2016-N01. The Manager of the Fund submitted comments to the proposed rule supporting much of the proposal. The 60-day public comment period closed on December 15, 2020. To date, however, Interior has not issued a final rule. The Fund is not able to evaluate the impact of the proposed new rule on its operations or financial condition until the final rule is issued.

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

Some of the environmental laws that apply to oil and natural gas exploration and production are described below:

Oil Pollution Act. The Oil Pollution Act of 1990, as amended (the “OPA”), amends Section 311 of the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), and was enacted in response to the numerous tanker spills that occurred in the 1980s, including the Exxon Valdez spill. Among other things, the OPA clarifies the federal response authority to, and defines penalties for, such spills. OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permit holder of the area in which an offshore facility is located. The OPA, and regulations promulgated thereunder, establishes a liability limit for onshore facilities and deepwater ports of $672.51 million (effective as of November 12, 2019), while the liability limit for a responsible party for offshore facilities, including any offshore pipeline, is equal to all removal costs plus up to $137.66 million in other damages for each incident. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up. Regulations under the OPA require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. A failure to comply with the OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions. The Fund is not aware of any action or event that would subject us to liability under the OPA. Compliance with the OPA’s financial assurance and other operating requirements has not had, and the Fund believes will not in the future have, a material impact on the Fund’s operations or financial condition.

Clean Water Act. Generally, the Clean Water Act, as well as analogous state requirements, imposes liability for the unauthorized discharge of pollutants, including petroleum products, into the surface and coastal U.S. waters, except in strict conformance with discharge permits issued by the federal or delegated state agency. Regulations governing water discharges also impose other requirements, such as the obligation to prepare spill response plans. On December 11, 2018, the Environmental Protection Agency (“EPA”) and Department of the Army (“Army”) proposed a revised definition of “waters of the United States”, clarifying the limits of federal authority under the Clean Water Act. The scope of this authority, as defined under a 2015 rule, was challenged in several federal district court actions and therefore was repealed by the EPA and the Army on September 12, 2019. The repeal, which became effective on December 23, 2019, restored the previous regulation to how it existed prior to finalization of the 2015 Rule. On April 21, 2020, the EPA and the Army published the proposed Navigable Waters Protection Rule in the Federal Register to finalize a revised definition of “waters of the United States” that was consistent with the Presidential direction in Executive Order 13778 under the previous administration. On June 22, 2020, the Navigable Waters Protection Rule became effective and is now being implemented by EPA and the Army. The Fund’s operators are responsible for compliance with the Clean Water Act, although the Fund may be liable for any failure of the operator to do so.

Clean Air Act. The Federal Clean Air Act of 1970, as amended (the “Clean Air Act”), as well as analogous state requirements, restricts the emission of certain air pollutants. Prior to constructing new facilities, permits may be required before work can commence and existing facilities may be required to incur additional capital costs to add equipment to ensure and maintain compliance. OCSLA provides the Secretary of the Interior, through BOEM, with the statutory authority to regulate air quality over the Central and Western Gulf of Mexico. On June 5, 2020, BOEM published the Offshore Air Quality Rule, which revised the air quality regulations applicable to activities that BOEM authorizes on the OCS in the Western Gulf of Mexico. The Offshore Air Quality Rule, effective on July 6, 2020, brings the air quality standards that lessees and operators must meet in order to operate in the Western Gulf of Mexico into compliance with the current National Ambient Air Quality Standards and benchmarks set forth by the EPA under the Clean Air Act. As a result, the Fund’s operations may be required to incur additional costs to comply with the Clean Air Act and comparable state requirements.

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

Currently, under the LLC Agreement, the Fund has the authority to utilize derivative instruments to manage the price risk attributable to its oil and gas production. The Dodd-Frank Act mandates that many derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses. Derivatives will be subject to minimum daily margin requirements set by the relevant clearinghouse and, potentially, by the SEC or the U.S. Commodity Futures Trading Commission (“CFTC”), and derivatives dealers may demand the unilateral ability to increase margin requirements beyond any regulatory or clearinghouse minimums. In addition, as required by the Dodd-Frank Act, the CFTC has set “speculative position limits” (which are limits imposed on the maximum net long or net short speculative positions that a person may hold or control with respect to futures or options contracts traded on the U.S. commodities exchange) with respect to most energy contracts. These requirements under the Dodd-Frank Act could significantly increase the cost of any derivatives transactions of the Fund (including through requirements to post collateral, which could adversely affect the Fund’s liquidity), materially alter the terms of derivatives transactions and make it more difficult for the Fund to enter into customized transactions, cause the Fund to liquidate certain positions it may hold, reduce the ability of the Fund to protect against price volatility and other risks by making certain hedging strategies impossible or so costly that they are not economical to implement, and increase the Fund’s exposure to less creditworthy counterparties. If as a result of the legislation and regulations, the Fund alters any hedging program that may be in effect from time to time, the Fund’s operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Fund’s performance. The Fund is not currently, and has not been during 2020, or at any time since 2012, a party to any derivative instruments or hedging programs.

The Dodd-Frank Act also required the SEC to issue rules requiring resource extraction issuers to disclose annually information relating to certain payments made by the issuer to the U.S. federal government or a foreign government for the purpose of the commercial development of oil, natural gas or minerals.  Rules issued by the SEC in 2012 were subsequently vacated in federal court in 2013.  On June 27, 2016, the SEC adopted amended resource extraction disclosure rules pursuant to Section 1504 of the Dodd-Frank Act. However, on February 14, 2017, a bill was passed by the United States Congress eliminating the SEC resource extraction disclosure rules. The SEC had one year to issue replacement rules to implement Section 1504 of the Dodd-Frank Act. No replacement rules were proposed or issued by the SEC. On December 18, 2019, the SEC voted to re-propose new resource extraction disclosure rules pursuant to Section 1504. On December 16, 2020, the SEC voted to adopt the final resource extraction disclosure rules. The final rule, as adopted, will require domestic or foreign reporting issuer to disclose payments made by the issuer or a subsidiary or entity controlled by the issuer to the U.S. federal government or a foreign government if the issuer engages in the commercial development of oil, natural gas, or minerals. The Fund, as a smaller reporting company, is exempt from complying with the final rule, which is effective March 16, 2021.

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The information regarding the Fund’s properties that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties,” is incorporated herein by reference.

Drilling Activity

The following table sets forth the Fund’s drilling activity during the years ended December 31, 2020 and 2019. Gross wells are the total number of wells in which the Fund has a working interest. Net wells are the sum of the Fund’s fractional working interests owned in the gross wells. All of the wells, which produce both oil and natural gas, are located in the offshore waters of the Gulf of Mexico. During the years ended December 31, 2020 and 2019, the Fund had no drilling activity for exploratory wells.

	2020		2019
	Gross	Net	Gross	Net
Development wells:
Productive	-	-	1	0.02
Development well total	-	-	1	0.02

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

The Manager’s primary technical person in charge of overseeing the Fund’s reserve estimates has a B.S. degree in Petroleum Engineering, a Master of Business Administration, and is a member of the Society of Petroleum Engineers, the Association of American Drilling Engineers and the American Petroleum Institute. With over thirty years of industry experience, he is currently responsible for reserve reporting, engineering and economic evaluation of exploration and development opportunities, and the oversight of drilling and production operations.

The Fund’s reserve estimates as of December 31, 2020 and 2019 were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from NSAI, which is filed as Exhibit 99.1 to this Annual Report, and is incorporated herein by reference.

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

Proved Undeveloped Reserves.  As of December 31, 2020 and 2019, the Fund did not have any proved undeveloped reserves.

Production and Prices

The information regarding the Fund’s production of oil and natural gas, and certain price and cost information during the years ended December 31, 2020 and 2019 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments

As of December 31, 2020, the Fund had no delivery obligations or delivery commitments under any existing contracts.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of January 29, 2021, there were 1,405 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement. At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders. Distributions may be impacted by funding of estimated asset retirement obligations and amounts reserved to provide for the borrowing repayments for the Fund’s credit agreement applicable to the Beta Project, as described in Note 4 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report. Distributions may also be impacted by fluctuations in oil and natural gas commodity prices. There is no requirement to distribute available cash and, as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. During the years ended December 31, 2020 and 2019, the Fund paid distributions totaling $0.5 million and $2.5 million, respectively.

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

Recent Developments

In March 2020, the World Health Organization categorized the outbreak of COVID-19 as a global pandemic, which resulted in a significant drop in oil demand caused by lockdown measures and industrial slowdown around the world. In addition, in March 2020, the failure of an alliance between the Saudi Arabia-led Organization of Petroleum Exporting Countries (“OPEC”) and Russia to reach an agreement on oil production volumes resulted in an oil “price war” and caused oil prices to collapse. On April 12, 2020, OPEC and Russia agreed to reduce production by approximately 9.7 million barrels per day in May and June 2020. Despite this agreement, oil prices decreased to their lowest level in April 2020 as compared to the past several years as a result of the initial oil price war and significant decreases in oil demand caused by world-wide government-ordered lock-downs. Since then, the oil market has stabilized and strengthened with oil prices gradually rising. On June 6, 2020, OPEC and Russia agreed to extend the production cut of approximately 9.7 million barrels per day through the end of July 2020 and maintain a production cut of 7.7 million barrels per day from August 2020 through the end of 2020. On December 3, 2020, OPEC and Russia agreed to reduce the production cut to 7.2 million barrels per day beginning in January 2021 and will then meet monthly to assess market conditions and decide on further production adjustments for the following month, with further monthly adjustments being no more than 0.5 million barrels per day. During the January 2021 meeting, OPEC and Russia agreed to reduce the production cut to 7.125 and 7.05 million barrels per day for February 2021 and March 2021, respectively.

Although the ultimate extent of the impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows is unknown, the period of low oil and natural gas commodity prices negatively impacted cash flow generated by the Beta Project.  However, because the Fund owns the Beta Project with little debt and the project is a long-lived asset that is expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility from the COVID-19 pandemic. However, if oil and natural gas commodity prices and the overall economy continue to be impacted by the COVID-19 pandemic, the Fund, its operators and other working interest partners’ financial performance results may be adversely impacted, which could significantly affect the Fund’s liquidity and expected operating results.

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results. Declines in oil and natural gas commodity prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. During the first half of 2020, oil and natural gas commodity prices experienced significant volatility primarily attributable to the COVID-19 pandemic. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of the Beta Project, as budgeted. See “Results of Operations” under this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the average oil and natural gas prices received by the Fund during the years ended December 31, 2020 and 2019 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices continue to be impacted by the COVID-19 pandemic, the Fund’s results of operations and liquidity will be adversely impacted.

Market pricing for oil and natural gas is volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

•	worldwide economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks, including war, terrorism, political unrest, or health epidemics (such as the global COVID-19 pandemic);

•	continued social distancing and other measures implemented due to the COVID-19 pandemic, which results in a decrease in demand in oil and natural gas prices and operational decisions such as well shut-ins;

•	weather conditions;

•	economic conditions, including demand for petroleum-based products;

•	actions by OPEC, the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East and other major oil and gas producing regions;

•	governmental regulations, both domestic and foreign;

•	domestic and foreign tax policy;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•	the supply and price of foreign oil and gas;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	the overall supply and demand for oil and gas; and

•	the price and availability of alternate fuel sources.

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

Proved Reserves

Estimates of proved reserves are key components of the Fund’s most significant financial estimates involving its rate for recording depletion and amortization and estimated future cash flows of oil and gas properties used to test for impairment. Annually, the Fund engages an independent petroleum engineering firm to perform a comprehensive study of the Fund’s proved properties to determine the quantities of reserves and the period over which such reserves will be recoverable. The Fund’s estimates of proved reserves are based on the quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues and net cash flows, rates of production and timing of development expenditures, including many factors beyond the Fund’s control. The estimation process is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data and the accuracy of reserve estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. In addition, as a result of volatility and changing market conditions, oil and natural gas commodity prices and future development costs will change from period to period, causing estimates of proved reserves and future net revenues and net cash flows to change.

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

Impairment of Long-Lived Assets

The Fund reviews the carrying value of its oil and gas properties for impairment whenever events and circumstances indicate that the recorded carrying value of its oil and gas properties may not be recoverable. Recoverability is evaluated by comparing estimated future net undiscounted cash flows to the carrying value of the oil and gas properties at the time of the review. If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the oil and gas properties is impaired, and written down to fair value. Fair value is determined using valuation techniques that include both market and income approaches and use Level 3 inputs. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, estimates of oil and natural gas reserves and future development costs or discount rates could result in a significant impact on the amount of impairment.

Results of Operations

The following table summarizes the Fund’s results of operations during the years ended December 31, 2020 and 2019, and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2020	2019
	(in thousands)
Revenue
Oil and gas revenue	$2,484	$4,733
Other revenue	358	320
Total revenue	2,842	5,053
Expenses
Depletion and amortization	2,413	2,674
Operating expenses	796	756
General and administrative expenses	254	262
Other general expense	-	225
Total expenses	3,463	3,917
(Loss) income from operations	(621)	1,136
Interest expense, net	(156)	(272)
Net (loss) income	$(777)	$864

Overview. The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2020 and 2019. Natural gas liquid (“NGL”) sales are included within gas sales.

	Year ended December 31,
	2020	2019
Number of wells producing	8	8
Total number of production days	2,283	2,652
Oil sales (in thousands of barrels)	62	79
Average oil price per barrel	$37	$57
Gas sales (in thousands of mcfs)	87	103
Average gas price per mcf	$1.99	$2.50

The production-related decreases noted in the table above were primarily attributable to the Liberty Project, which reached the end of its productive life during first quarter 2020. The decreases in production days and oil sales volume were also attributable to the Beta Project as a result of curtailment of production during May 2020 due to the low-price environment coupled with storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico. See Item 1. “Business” of this Annual Report under the heading “Properties” for more information.

Oil and Gas Revenue. Oil and gas revenue during the year ended December 31, 2020 was $2.5 million, a decrease of $2.2 million from the year ended December 31, 2019. The decrease was attributable to decreased oil and gas prices totaling $1.3 million coupled with decreased sales volume totaling $1.0 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties. See Note 3 of “Notes to Financial Statements” – “Related Parties” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information.

Depletion and Amortization. Depletion and amortization during the year ended December 31, 2020 was $2.4 million, a decrease of $0.3 million from the year ended December 31, 2019. The decrease was attributable to a decrease in production volumes totaling $0.5 million coupled with an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.1 million, which was recorded in 2019. These decreases were partially offset by an increase in the average depletion rate totaling $0.3 million coupled with an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.1 million during the year ended December 31, 2020. The increase in the average depletion rate was primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Reserves estimates may also be impacted by significant declines in oil and natural gas commodity prices due to the COVID-19 pandemic, which could result in higher depletion rates.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Year ended December 31,
	2020	2019
	(in thousands)
Lease operating expense	$315	$393
Transportation and processing expense	174	107
Workover expense	168	103
Insurance expense	102	123
Accretion expense and other	37	30
	$796	$756

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.6 million ($7.77 per barrel of oil equivalent or “BOE”) during the year ended December 31, 2020, compared to $0.6 million ($6.49 per BOE) during the year ended December 31, 2019.

Production costs were relatively consistent during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase in production costs per BOE during the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to decreased oil production from the Beta Project as a result of curtailment of production during May 2020 due to the low-price environment coupled with storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico during the second half of 2020. In addition, the increase was also attributable to the ongoing costs associated with the Liberty Project, which reached the end of its productive life during first quarter 2020.

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

Other General Expense.  During the year ended December 31, 2019, the Fund recorded other general expense of $0.2 million representing its proportionate share of a settlement for a litigation between the Beta Project’s operator and a third-party. Although the Fund was not party to the litigation, the Fund was responsible for its proportionate share of the costs of the litigation as well as any settlement made or judgement imposed upon the operator of the Beta Project as the claim was based upon or arose from operations on the Beta Project.  There was no such amount recorded during the year ended December 31, 2020.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the year ended December 31, 2020 were $1.0 million, primarily related to revenue received of $2.6 million, partially offset by operating expenses of $0.8 million, general and administrative expenses of $0.3 million, the settlement of asset retirement obligations of $0.2 million and interest payments of $0.2 million.

Cash flows provided by operating activities during the year ended December 31, 2019 were $3.9 million, primarily related to revenue received of $5.3 million, partially offset by operating expenses of $0.7 million, interest payments of $0.3 million, general and administrative expenses of $0.3 million and the settlement of asset retirement obligations of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the year ended December 31, 2020 were $0.1 million, primarily related to investments in salvage fund of $0.5 million, partially offset by proceeds from the salvage fund of $0.4 million.

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

Financing Cash Flows

Cash flows used in financing activities during the year ended December 31, 2020 were $1.2 million, related to the repayments of long-term borrowings of $0.7 million and manager and shareholder distributions of $0.5 million.

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

As of December 31, 2020, the Fund’s estimated capital commitments related to its oil and gas properties were $2.6 million (which include asset retirement obligations for the Fund’s projects of $1.5 million), of which $0.8 million is expected to be spent during the year ending December 31, 2021 related to the settlement of asset retirement obligations for certain of the Fund’s projects and the recompletion work for the Beta Project. Future results of operations and cash flows are dependent on the related production of oil and gas revenues from the Beta Project.

Based upon its current cash position, salvage fund and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, borrowing repayments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager will temporarily suspend distributions to accommodate the Fund’s short-term commitments if needed.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. However, distributions may be impacted by amounts reserved to provide for the borrowing repayments for the Credit Agreement (defined below) and funding of estimated asset retirement obligations. Distributions may also be impacted by fluctuations in oil and natural gas commodity prices.

Credit Agreement

As of December 31, 2020 and 2019, the Fund had outstanding borrowings of $1.4 million and $2.1 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”).

Borrowings under the Credit Agreement bear interest at 8.75% compounded monthly. Principal and interest payments are based on the fixed percentage of the Fund’s Net Revenue, as defined in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage is the greater of (i) 30% or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage is determined annually beginning April 1, 2019 and every April 1st thereafter, and is based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineer’s proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan of December 31, 2022. As of April 1, 2020 the Fund’s fixed percentage was determined to be 30%. The loan may be prepaid by the Fund without premium or penalty. The Credit Agreement also provides for a fixed percentage of 6.25% overriding royalty interest to the lenders, which will become payable to the lenders in January 2023, and requires mandatory prepayment of excess cash flows received by the Fund from certain insurance reimbursements, platform related revenues, production handling fees and any additional revenues received with respect to the use of the Beta Project other than any revenues included in the calculation of Net Revenue, as well as proceeds from a sale or transfer of any interest in the Beta Project as permitted under the Credit Agreement.

The Credit Agreement contains customary negative covenants including covenants that limit the Fund’s ability to, among other things, grant liens, change the nature of its business, or merge into or consolidate with other persons. The events which constitute events of default are also customary for credit facilities of this nature and include payment defaults, breaches of representations, warranties and covenants, insolvency and change of control. Upon the occurrence of a default, in some cases following a notice and cure period, the lenders under the Credit Agreement may accelerate the maturity of the loan and require full and immediate repayment of all borrowings under the Credit Agreement. The Fund is in compliance with all covenants under the Credit Agreement as of December 31, 2020 and 2019.

See Note 4 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the Credit Agreement.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of December 31, 2020 and 2019 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of December 31, 2020 and 2019, other than those discussed in “Estimated Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2020. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework (2013). Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2020, the Fund’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting. The Fund has not experienced any material impact to internal control over financial reporting due to the COVID-19 pandemic.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager. The Manager has very broad authority, including the authority to appoint the executive officers of the Fund. Executive officers of the Fund and their ages as of December 31, 2020 are as follows:

Name, Age and Position with Registrant

Robert E. Swanson, 73 Chief Executive Officer

Kenneth W. Lang, 66 President

Kathleen P. McSherry, 55 Executive Vice President and Chief Financial Officer

Robert L. Gold, 62 Executive Vice President(1)

Daniel V. Gulino, 60 Senior Vice President, General Counsel and Secretary

(1) Effective February 28, 2021, Robert L. Gold retired from his role as Executive Vice President of Ridgewood Energy.

The officers in the above table have been officers of the Fund since August 16, 2005, the date of inception of the Fund, with the exception of Mr. Lang, who has been an officer of the Fund since June 2009. Effective February 28, 2021, Mr. Gold retired from his role as an executive officer of the Fund. The officers are employed by and paid exclusively by the Manager. Set forth below is certain biographical information regarding the executive officers of Ridgewood Energy and the Fund:

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

Kenneth W. Lang has served as the President and Chief Operating Officer of Ridgewood Energy since June 2009 and is a member of the Investment Committee. Effective February 1, 2020, Mr. Lang relinquished the role of Chief Operating Officer of Ridgewood Energy. Prior to joining the Fund, Mr. Lang was with BP for twenty-four years, ultimately serving for his last two years with BP as Senior Vice President for BP’s Gulf of Mexico business and a member of the Board of Directors for BP America, Inc. Prior to that, Mr. Lang was Vice President – Production for BP. After twenty-four years of service to BP, Mr. Lang retired and devoted fifteen months of personal time to pursue and explore other interests. Mr. Lang is a graduate of the University of Houston.

Kathleen P. McSherry has served as the Executive Vice President and Chief Financial Officer of Ridgewood Energy since 2001. Ms. McSherry holds a Bachelor of Science degree in Accounting from Kean University.

Robert L. Gold has served as the Executive Vice President of Ridgewood Energy since 1987 and is a member of the Investment Committee. Effective February 28, 2021, Mr. Gold retired from his role as Executive Vice President of Ridgewood Energy and as a member of the Investment Committee. Mr. Gold has also served as the President and Chief Executive Officer of Ridgewood Capital since its inception in 1998. Mr. Gold is a member of the New York State Bar. Mr. Gold is a graduate of Colgate University and New York University School of Law.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 830.5577 shares outstanding as of January 29, 2021. The following table sets forth information with respect to beneficial ownership of the Shares as of January 29, 2021 (no person owns more than 5% of the Shares). Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Shares shown as beneficially owned by them. Other than as indicated below, no officer of the Manager or the Fund owns any of the Shares.

Name of beneficial owner	Number of shares	Percent
Robert E. Swanson, Chief Executive Officer	2.0	*
Executive officers as a group	2.0	*

* Represents less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, equal to 2.5% of total shareholder contributions. During 2009, the Manager elected to waive its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs related to services provided by the Manager for accounting and investor relations. Such costs, totaling $80 thousand for each of the years ended December 31, 2020 and 2019, were included in general and administrative expenses.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2020 and 2019 were $0.1 million and $0.4 million, respectively.

Beta S&T, a wholly-owned subsidiary of the Manager, acts as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager to facilitate the transportation and sale of oil and natural gas produced from the Beta Project. In 2016, the Fund entered into a master agreement with Beta S&T pursuant to which Beta S&T is obligated to purchase from the Fund all of its interests in oil and natural gas produced from the Beta Project and sell such volumes to unrelated third-party purchasers. Pursuant to the master agreement, Beta S&T is a pass-through entity such that it receives no benefit or compensation for the services provided under the master agreement or under any other agreements it enters into with regard to the oil and natural gas purchased from the Fund. The Fund and other funds managed by the Manager have agreed to indemnify, defend and hold harmless Beta S&T from and against all claims, liabilities, losses, causes of action, costs and expenses asserted against it as a result of or arising from any act or omission, breach and claims for losses or damages arising out of its dealing with third parties with respect to the transportation, processing or sale of oil and natural gas from the Beta Project. The revenues and expenses from the sale of oil and natural gas to third party purchasers are recorded as oil and gas revenue and operating expenses in the Fund’s statements of operations and are allocable to the Fund based on the Fund’s working interest ownership in the Beta Project.

The Fund and other third-party working interest owners in the Beta Project (collectively, the “Beta Project Owners”) are parties to a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II, L.P. (“Institutional Fund II”) and other third-party working interest owners in the Claiborne Project (collectively, the “Producers”), whereby the Beta Project Owners will provide services related to the production handling and delivery of oil and natural gas production from the Claiborne Project via their owned Beta Project production facility. The PHA was effective on December 12, 2016 and will continue in effect unless terminated by default, the Beta Project Owners or the Producers pursuant to the terms of the PHA (as amended on February 10, 2017, March 9, 2017, September 19, 2018, November 30, 2018 and December 1, 2018). On September 23, 2020, a third-party working interest owner executed a consent letter to assign the PHA to Ridgewood Rattlesnake, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund III, L.P. (“Institutional Fund III”). Institutional Fund II and Institutional Fund III are entities that are managed by the Fund’s Manager. Under the terms of the PHA, the Producers have agreed to pay the Beta Project Owners a fixed production handling fee for each barrel of oil and mcf of natural gas produced through the Beta Project production facility. See Note 3 of “Notes to Financial Statements” – “Related Parties” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the PHA.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP during the years ended December 31, 2020 and 2019.

	Year ended December 31,
	2020	2019
	(in thousands)
Audit fees (1)	$85	$86

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2)     Financial Statement Schedules

None.

(a) (3)

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

3.1	Certificate of Formation of Ridgewood Energy Q Fund, LLC dated August 16, 2005	Incorporated by reference to the Fund's Form 10 filed on April 21, 2006

3.2	Limited Liability Company Agreement between Ridgewood Energy Corporation and Investors of Ridgewood Energy Q Fund, LLC dated September 6, 2005	Incorporated by reference to the Fund's Form 10 filed on April 21, 2006

4	Description of Shares	Incorporated by reference to the Fund’s Form 10-K filed on March 3, 2020

10.1	Credit Agreement dated as of November 27, 2012 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund’s Form 8-K filed on December 3, 2012

10.2	First Amendment to Credit Agreement dated September 30, 2016 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund’s Form 10-K filed on March 7, 2017

10.3	Second Amendment to Credit Agreement and Reaffirmation of Waiver dated September 15, 2017 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund's Form 10-Q filed on November 9, 2017

10.4	Third Amendment to Credit Agreement dated June 1, 2018 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund’s Form 8-K filed on June 7, 2018

10.5	Fourth Amendment to Credit Agreement dated August 10, 2018 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund’s Form 10-Q filed on August 14, 2018

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund	Filed herewith

99.1	Report of Netherland, Sewell & Associates, Inc.	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY Q FUND, LLC

Date: March 2, 2021	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT E. SWANSON	Chief Executive Officer	March 2, 2021
Robert E. Swanson	(Principal Executive Officer)

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief Financial Officer	March 2, 2021
Kathleen P. McSherry	(Principal Financial and Accounting Officer)

RIDGEWOOD ENERGY CORPORATION

BY: /s/ ROBERT E. SWANSON	Chief Executive Officer of the Manager	March 2, 2021
Robert E. Swanson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Manager of Ridgewood Energy Q Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ridgewood Energy Q Fund, LLC  (the "Fund") as of December 31, 2020 and 2019, the related statements of operations, changes in members’ capital, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Oil and Gas Properties, Depletion and Amortization and Impairment of Long-Lived Assets - Refer to Note 1 to the financial statements

Critical Audit Matter Description

As described in Note 1 to the financial statements, oil and gas properties are accounted for using the successful efforts method. Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method. Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities, other than offshore platforms. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs and costs to construct offshore platforms and associated asset retirement costs. Also, the Fund reviews the carrying value of its oil and gas properties for impairment whenever events and circumstances indicate that the recorded carrying value of its oil and gas properties may not be recoverable. Recoverability is evaluated by comparing estimated future net undiscounted cash flows to the carrying value of the oil and gas properties at the time of the review. If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the oil and gas properties is impaired, and written down to fair value.

Estimates of proved reserves are key components of the Fund’s most significant estimates involving its rate for recording depletion and amortization and estimated future cash flows of oil and gas properties used to test for impairment. Annually, the Fund engages an independent petroleum engineering firm to perform a comprehensive study of the Fund’s proved properties to determine the quantities of reserves and the period over which such reserves will be recoverable. The Fund’s estimates of proved reserves are based on the quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions.

The Fund’s oil and gas properties net balance was $9.5 million as of December 31, 2020 and depletion and amortization expense recognized was $2.4 million for the period ended December 31, 2020. No impairment was recognized during 2020.

We identified the impact of the oil and natural gas reserve quantities on the oil and gas properties and depletion and amortization financial statement line items and the evaluation of impairment of long-lived assets as a critical audit matter due to the significant judgments made by the Fund. The significant judgments made by the Fund include the use of specialists to develop and evaluate the Fund’s oil and natural gas reserve quantities, future cash flows, reserve risk weightings, future development costs, and future oil and natural gas commodity prices. Auditing these significant judgments required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Fund’s estimates and assumptions related to oil and natural gas reserve quantities included the following, among others:

•	We evaluated the reasonableness of the Fund’s oil and natural gas reserve quantities by performing the following procedures:

o	Comparing the Fund’s oil and natural gas reserve quantities to historical production volumes.

o	Evaluating the reasonableness of the methodology used and the production volume decline curve.

o	Understanding the experience, qualifications and objectivity of management’s expert, an independent petroleum engineering firm.

•	We evaluated management’s assessed reserve risk weighting associated with the development of proved, probable and possible oil and natural gas reserve quantities by comparing the assessed risk to industry surveys.

•	We evaluated the reasonableness of future development costs by comparing such costs to the approval for expenditures, historical well cost data and communication from third-party well operators.

•	We evaluated, with the assistance of our fair value specialists, the reasonableness of future oil and natural gas commodity prices by performing the following procedures:

o	Understanding the methodology utilized by management for development of the future oil and natural gas commodity prices.

o	Comparing the future oil and natural gas commodity prices to an independently determined range of prices.

o	Comparing management’s future oil and natural gas commodity prices to published forward pricing indices and third-party industry sources.

F-3

•	We evaluated the future oil and natural gas commodity prices by comparing future oil and natural gas commodity price differentials to historical realized price differentials.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey

March 2, 2021

We have served as the Fund's auditor since 2006.

RIDGEWOOD ENERGY Q FUND, LLC

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$527	$748
Salvage fund	417	213
Production receivable	304	501
Due from affiliate (Note 3)	127	18
Other current assets	81	54
Total current assets	1,456	1,534
Salvage fund	562	671
Oil and gas properties:
Proved properties	22,937	26,193
Less: accumulated depletion and amortization	(13,415)	(14,276)
Total oil and gas properties, net	9,522	11,917
Total assets	$11,540	$14,122

Liabilities and Members' Capital
Current liabilities:
Due to operators	$22	$356
Accrued expenses	46	47
Current portion of long-term borrowings	920	1,285
Asset retirement obligations	417	213
Other current liabilities	-	225
Total current liabilities	1,405	2,126
Long-term borrowings	451	769
Asset retirement obligations	440	740
Total liabilities	2,296	3,635
Commitments and contingencies (Note 5)
Members' capital:
Manager:
Distributions	(7,628)	(7,558)
Retained earnings	6,613	6,365
Manager's total	(1,015)	(1,193)
Shareholders:
Capital contributions (1,335 shares authorized;
830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(43,222)	(42,826)
Accumulated deficit	(55,486)	(54,461)
Shareholders' total	10,259	11,680
Total members' capital	9,244	10,487
Total liabilities and members' capital	$11,540	$14,122

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2020	2019
Revenue
Oil and gas revenue	$2,484	$4,733
Other revenue	358	320
Total revenue	2,842	5,053
Expenses
Depletion and amortization	2,413	2,674
Operating expenses	796	756
General and administrative expenses	254	262
Other general expense	-	225
Total expenses	3,463	3,917
(Loss) income from operations	(621)	1,136
Interest expense, net	(156)	(272)
Net (loss) income	$(777)	$864

Manager Interest
Net income	$248	$546

Shareholder Interest
Net (loss) income	$(1,025)	$318
Net (loss) income per share	$(1,234)	$383

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

(in thousands, except share data)

	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2018	830.5577	$(1,358)	$13,523	$12,165
Distributions	-	(381)	(2,161)	(2,542)
Net income	-	546	318	864
Balances, December 31, 2019	830.5577	$(1,193)	$11,680	$10,487
Distributions	-	(70)	(396)	(466)
Net income (loss)	-	248	(1,025)	(777)
Balances, December 31, 2020	830.5577	$(1,015)	$10,259	$9,244

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2020	2019

Cash flows from operating activities
Net (loss) income	$(777)	$864
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion and amortization	2,413	2,674
Accretion expense	37	30
Amortization of debt discounts	4	5
Changes in assets and liabilities:
Decrease (increase) in production receivable	197	(59)
(Increase) decrease in due from affiliate	(109)	51
(Increase) decrease in other current assets	(8)	15
(Decrease) increase in due to operators	(328)	217
(Decrease) increase in accrued expenses	(1)	1
(Decrease) increase in other current liabilities	(225)	225
Settlement of asset retirement obligations	(162)	(134)
Net cash provided by operating activities	1,041	3,889

Cash flows from investing activities
Capital expenditures for oil and gas properties	(14)	(497)
Reimbursement from operator for capital expenditures	-	633
Proceeds from salvage fund	386	-
Increase in salvage fund	(481)	(77)
Net cash (used in) provided by investing activities	(109)	59

Cash flows from financing activities
Repayments of long-term borrowings	(687)	(1,860)
Distributions	(466)	(2,542)
Net cash used in financing activities	(1,153)	(4,402)

Net decrease in cash and cash equivalents	(221)	(454)
Cash and cash equivalents, beginning of year	748	1,202
Cash and cash equivalents, end of year	$527	$748

Supplemental disclosure of cash flow information
Cash paid for interest	$155	$276

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$-	$7

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

Cash and Cash Equivalents

All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of December 31, 2020, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution. As of December 31, 2020, the Fund’s bank balances, including salvage fund, were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred based on expected future cash outflows required to satisfy the obligation discounted at the Fund’s credit-adjusted risk-free rate. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. Annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. The Fund maintains a salvage fund to provide for the funding of future asset retirement obligations. The following table presents changes in asset retirement obligations during the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Balance, beginning of year	$953	$877
Liabilities settled	(162)	(134)
Accretion expense	37	30
Revision of estimates	29	180
Balance, end of year	$857	$953

During each of the years ended December 31, 2020 and 2019, the Fund recorded depletion expense totaling $0.1 million, which related to adjustments to the asset retirement obligations for fully depleted properties.

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

Other Revenue

Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties. The Fund earns a fee for its services and recognizes these fees as revenue at the time its performance obligations are satisfied as the control of oil and natural gas is never transferred to the Fund, thus there are no unsatisfied performance obligations. The Fund’s project operator performs joint interest billing once the performance obligations have been satisfied, at which point the payment is unconditional. Accordingly, the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties does not give rise to contract assets or liabilities. The receivables related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables related to the Fund’s proportionate share of revenue from third parties are presented as a reduction from “Due to operator” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund when the operator performs the joint interest billing of the lease operating expenses due from the Fund.

Prior Period Performance Obligations

The Fund records oil and gas revenue in the month production is delivered to its customers. However, settlement statements for residue gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered. As a result, the Fund is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the residue gas and NGLs. The Fund records the differences between its estimates and the actual amounts received in the month that the payment is received from the customer. The Fund has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During the years ended December 31, 2020 and 2019, revenue recognized from performance obligations satisfied in previous periods was not significant.

Impairment of Long-Lived Assets

The Fund reviews the carrying value of its oil and gas properties for impairment whenever events and circumstances indicate that the recorded carrying value of its oil and gas properties may not be recoverable. Recoverability is evaluated by comparing estimated future net undiscounted cash flows to the carrying value of the oil and gas properties at the time of the review. If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the oil and gas properties is impaired, and written down to fair value. Fair value is determined using valuation techniques that include both market and income approaches and use Level 3 inputs. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, estimates of oil and natural gas reserves and future development costs or discount rates could result in a significant impact on the amount of impairment.

There were no impairments of oil and gas properties during the years ended December 31, 2020 and 2019. During first half of 2020, there had been a significant fluctuation in oil and natural gas commodity prices primarily due to the Coronavirus (“COVID-19”) pandemic. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

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

Income Taxes

No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders. The Fund files U.S. Federal and State tax returns and the 2017 through 2019 tax returns remain open for examination by tax authorities.

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

In June 2016, the FASB issued accounting guidance on measurement of credit losses, which introduces, among other things, a new expected loss impairment model that applies to most financial assets measured at amortized cost and certain other instruments including trade and other receivables and other financial assets. Under the new accounting guidance, entities are required to estimate expected credit loss over the life of financial assets and record an allowance against the asset’s amortized cost basis to present the financial asset at the amount expected to be collected. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The accounting guidance and the most recent update issued in February 2020 are effective for the Fund in the first quarter of 2023 with early adoption permitted. The Fund early adopted this accounting guidance and related updates on January 1, 2020 and the adoption did not result in a cumulative adjustment to retained earnings on January 1, 2020.

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

2. Oil and Gas Properties

During 2019, the Fund, as well as other funds managed by the Manager, that invested in the Beta Project elected not to participate in the drilling of the 8th well proposed by Walter Oil and Gas Corporation. As a result, the Fund was due reimbursement for a portion of the cost relating to the slot on the Beta Project platform that was utilized by the other third-party working interest owners for the 8th well. On July 17, 2019, the Fund and the other third-party working interest owners in the Beta Project agreed to a reimbursement to the Fund of $0.6 million, which was recorded as a reduction to oil and gas properties on the Fund’s balance sheet as of December 31, 2019 and presented as “Reimbursement from operator for capital expenditures” in the investing section of the Fund’s statement of cash flows for the year ended December 31, 2019. The amount received was utilized by the Fund to repay a portion of the long-term debt outstanding under the Credit Agreement as defined below in Note 4. There was no such reimbursement during the year ended December 31, 2020.

3. Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and well costs incurred by the Fund and fully depleted project investments. During 2009, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs are included within general and administrative expenses. Management reimbursement costs during each of the years ended December 31, 2020 and 2019 were $80 thousand.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2020 and 2019 were $0.1 million and $0.4 million, respectively.

Beta Sales and Transport, LLC

The Fund utilizes Beta Sales and Transport, LLC (“Beta S&T”), a wholly-owned subsidiary of the Manager, as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.  In 2016, the Fund entered into a master agreement with Beta S&T pursuant to which Beta S&T is obligated to purchase from the Fund all of its interests in oil and natural gas produced from the Beta Project and sell such volumes to unrelated third-party purchasers. Pursuant to the master agreement, Beta S&T is a pass-through entity such that it receives no benefit or compensation for the services provided under the master agreement or under any other agreements it enters into with regard to the oil and natural gas purchased from the Fund. The Fund and other funds managed by the Manager have agreed to indemnify, defend and hold harmless Beta S&T from and against all claims, liabilities, losses, causes of action, costs and expenses asserted against it as a result of or arising from any act or omission, breach and claims for losses or damages arising out of its dealing with third parties with respect to the transportation, processing or sale of oil and natural gas from the Beta Project. The revenues and expenses from the sale of oil and natural gas to third-party purchasers are recorded as oil and gas revenue and operating expenses in the Fund’s statements of operations, and are allocable to the Fund based on the Fund’s working interest ownership in the Beta Project. As of December 31, 2020, Beta S&T received $0.1 million related to payments for production receivable, which was not transferred to the Fund as of year-end. Such amount is included within “Due from affiliate” on the Fund’s balance sheet as of December 31, 2020 and was transferred by Beta S&T to the Fund subsequent to year-end.

Production Handling, Gathering and Operating Services Agreement

The Fund and other third-party working interest owners in the Beta Project (collectively, the “Beta Project Owners”) are parties to a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II, L.P. (“Institutional Fund II”) and other third-party working interest owners in the Claiborne Project (collectively, the “Producers”), whereby the Beta Project Owners will provide services related to the production handling and delivery of oil and natural gas production from the Claiborne Project via their owned Beta Project production facility. The PHA was effective on December 12, 2016 and will continue in effect unless terminated by default, the Beta Project Owners or the Producers pursuant to the terms of the PHA (as amended on February 10, 2017, March 9, 2017, September 19, 2018, November 30, 2018 and December 1, 2018). On September 23, 2020, a third-party working interest owner executed a consent letter to assign the PHA to Ridgewood Rattlesnake, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund III, L.P. (“Institutional Fund III”). Institutional Fund II and Institutional Fund III are entities that are managed by the Fund’s Manager. Under the terms of the PHA, the Producers have agreed to pay the Beta Project Owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility.

During the year ended December 31, 2020, the Fund earned $0.1 million, representing its proportionate share of the production handling fees earned from Institutional Fund II and Institutional Fund III, which is included within “Other revenue” on the Fund’s statement of operations. During the year ended December 31, 2019, the Fund earned $0.1 million, representing its proportionate share of the production handling fees earned from Institutional Fund II, which is included within “Other revenue” on the Fund’s statement of operations. As of December 31, 2020, the Fund’s receivable of $24 thousand related to the Fund’s proportionate share of revenue from Institutional Fund II and Institutional Fund III is included within “Due from affiliate” on the Fund’s balance sheet. As of December 31, 2019, the Fund’s receivable of $18 thousand related to the Fund’s proportionate share of revenue from Institutional Fund II is included within “Due from affiliate” on the Fund’s balance sheet. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. The revenue received from the PHA is utilized by the Fund to repay a portion of the long-term debt outstanding under its Credit Agreement (defined below) until the loan is repaid in full, in no event later than December 31, 2022.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

4. Credit Agreement – Beta Project Financing

As of December 31, 2020 and 2019, the Fund had outstanding borrowings of $1.4 million and $2.1 million, respectively, under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”). As of December 31, 2020, the estimated fair value of the debt was $1.4 million.

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

As of December 31, 2020 and 2019, the unamortized debt discounts related to the loan of $8 thousand and $12 thousand, respectively, were presented as a reduction of “Long-term borrowings” on the Fund’s balance sheets. Amortization expense during the years ended December 31, 2020 and 2019 of $4 thousand and $5 thousand, respectively, was included on the Fund’s statements of operations within “Interest expense, net”. As of December 31, 2020 and 2019, there were no accrued interest costs outstanding. Interest costs incurred during the years ended December 31, 2020 and 2019 of $0.2 million and $0.3 million, respectively, were included on the Fund’s statements of operations within “Interest expense, net”.

As of December 31, 2020, the estimated principal repayments of debt are as follows: $0.9 million in 2021 and $0.5 million in 2022. The Credit Agreement contains customary covenants, with which the Fund was in compliance as of December 31, 2020 and 2019.

5. Commitments and Contingencies

Capital Commitments

As of December 31, 2020, the Fund’s estimated capital commitments related to its oil and gas properties were $2.6 million (which include asset retirement obligations for the Fund’s projects of $1.5 million), of which $0.8 million is expected to be spent during the year ending December 31, 2021 related to the settlement of asset retirement obligations for certain of the Fund’s projects and the recompletion work for the Beta Project. Future results of operations and cash flows are dependent on the related production of oil and gas revenues from the Beta Project.

Based upon its current cash position, salvage fund and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, borrowing repayments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager will temporarily suspend distributions to accommodate the Fund’s short-term commitments if needed.

Impact from COVID-19

The extent of the impact of the COVID-19 pandemic on the Fund’s financial position, results of operations and cash flows will depend on future developments, including the duration and scope of the pandemic, related advisories and restrictions that have been and continue to be taken to combat virus transmission and the impact of the pandemic on oil and natural gas commodity prices, financial markets and the overall global economy, all of which are highly uncertain and cannot be predicted. Lower oil and gas prices may reduce the amount of oil and gas products which can be economically produced. Although the extent of the continued impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows is unknown, the period of low oil and natural gas commodity prices negatively impacted cash flow generated by the Fund’s Beta Project.  If the overall global economy, including financial markets therein, is further adversely impacted by the COVID-19 pandemic for a prolonged period, the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could significantly affect the Fund’s liquidity, development of oil and gas and expected operating results. It is likely that estimates of oil and gas products that can be economically produced will be reduced, which increases the likelihood of future impairments and higher depletion rates.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of December 31, 2020 and 2019, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”). Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On May 1, 2017, the Secretary of the U.S. Department of the Interior (“Interior”) directed the BOEM to complete a review of NTL 2016-N01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of the review of NTL 2016-N01. As of December 31, 2020, the BOEM has not lifted its suspension of the implementation of NTL 2016-N01.  The impact of NTL 2016-N01, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

On October 16, 2020, BOEM and the Bureau of Safety and Environmental Enforcement published a proposed new rule at 85 FR 65904 on Risk, Management, Financial Assurance and Loss Prevention, addressing the streamlining of evaluation criteria when determining whether oil, gas and sulfur leases, right-of-use and easement grant holders, and pipeline right-of-way grant holders may be required to provide bonds or other security above the prescribed amounts for base bonds to ensure compliance with the Outer Continental Shelf obligations, primarily decommissioning obligations. The proposed rule was significantly less stringent with respect to financial assurance than NTL 2016-N01. The Manager of the Fund submitted comments to the proposed rule supporting much of the proposal. The 60-day public comment period closed on December 15, 2020. To date, however, Interior has not issued a final rule. The Fund is not able to evaluate the impact of the proposed new rule on its operations or financial condition until the final rule is issued.

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

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2020	2019
	(in thousands)
Proved properties	$22,937	$26,193
Accumulated depletion and amortization	(13,415)	(14,276)
Oil and gas properties, net	$9,522	$11,917

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2020	2019
	(in thousands)
Exploration costs	$-	$(1)
Development costs	18	(651)
	$18	$(652)

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc. at December 31, 2020 and 2019. These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules. Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2020				December 31, 2019
	United States
	Oil (MBBL)	NGL (MBBL)	Gas (MMCF)	Total (MBOE) (a)	Oil (MBBL)	NGL (MBBL)	Gas (MMCF)	Total (MBOE) (a)

Proved developed and undeveloped reserves:
Beginning of year	364.5	30.3	209.4	429.7	416.2	33.0	204.1	483.2
Revisions of previous estimates (b)	(123.2)	(7.8)	(78.9)	(144.1)	26.7	5.5	54.6	41.3
Production	(61.7)	(7.2)	(42.7)	(76.1)	(78.4)	(8.2)	(49.3)	(94.8)
End of year	179.6	15.3	87.8	209.5	364.5	30.3	209.4	429.7

Proved developed reserves:
Beginning of year	364.5	30.3	209.4	429.7	416.2	33.0	204.1	483.2
End of year	179.6	15.3	87.8	209.5	364.5	30.3	209.4	429.7

(a)	BOE refers to barrel of oil equivalent. Barrel of oil equivalent is based on six MCF of natural gas to one barrel of oil or one barrel of NGL, which reflects an energy content equivalency and not a price or revenue equivalency.
(b)	Revisions of previous estimates were attributable to well performance.

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

	December 31,
	2020	2019
	(in thousands)
Future cash inflows	$6,557	$20,620
Future production costs	(2,425)	(4,385)
Future development costs	(2,104)	(2,283)
Future net cash flows	2,028	13,952
10% annual discount for estimated timing of cash flows	(87)	(2,043)
Standardized measure of discounted future net cash flows	$1,941	$11,909

Table V - Changes in the Standardized Measure for Discounted Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2020	2019
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$(6,119)	$(4,178)
Sales and transfers of oil and gas produced during the period	(1,893)	(4,110)
Changes in estimated future development costs	179	248
Net change due to revisions in quantities estimates	(2,720)	1,331
Accretion of discount	1,191	1,746
Other	(606)	(590)
Aggregate change in the standardized measure of discounted future net cash flows for the year	$(9,968)	$(5,553)

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

