Form 10-K
period 2021-12-31
RIDGEWOOD ENERGY Q FUND LLC
filed 2022-02-28
CIK 1338474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

There is no market for the shares of LLC Membership Interest in the Fund. As of February 28, 2022, there were 830.5577 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY Q FUND, LLC
2021 ANNUAL REPORT ON FORM 10-K

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

As compensation for its services, the Manager is entitled to receive an annual management fee, which was waived by the Manager for the remaining life of the Fund during 2009. The Manager is entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2021 and 2020 were $0.2 million and $0.1 million, respectively.

In addition to the management fee, the Fund is required to pay all other expenses it may incur, including insurance premiums, expenses of preparing periodic reports for shareholders and the Securities and Exchange Commission (“SEC”), taxes, third-party legal, accounting and consulting fees, litigation expenses and other expenses.

Business Strategy

The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of oil and natural gas projects. The frequency and amount of such distributions are within the Manager’s discretion, subject to available cash flow from operations. The Fund, along with other exploration and production companies, has invested in the drilling and development of both shallow and deepwater oil and natural gas projects in the U.S. offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund’s ownership in its projects is recorded with the Bureau of Ocean Energy Management (“BOEM”), an agency of the United States Department of Interior (“Interior”), as a working interest, which is an undivided fractional interest in a lease block that provides the owner with the right to drill, produce and conduct operating activities and share in any resulting oil and natural gas production.

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

Deepwater Royalty Relief

In addition to the Royalty Relief Rule, the Deepwater Royalty Relief Act of 1995 (the “Deepwater Royalty Relief Act”) was enacted to promote exploration and production of oil and natural gas in the deepwater of the Gulf of Mexico and relieves eligible leases from paying royalties to the U.S. Government on certain defined amounts of deepwater production. The Deepwater Royalty Relief Act expired in the year 2000 but was extended for qualified leases by the BOEM to promote continued interest in deepwater. The Fund currently has one project, the Beta Project, which is eligible for royalty relief under the Deepwater Royalty Relief Act. The Deepwater Royalty Relief Act does not apply to oil if the prices of oil exceed certain thresholds (currently estimated to be between $41.60 per barrel and $54.01 per barrel) adjusted annually for inflation. The Deepwater Royalty Relief Act does not apply to natural gas if the prices of natural gas exceed certain thresholds (currently estimated to be between $5.20 per mmbtu and $9.00 per mmbtu) adjusted annually for inflation.

Properties

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which the Fund owned a working interest as of December 31, 2021. Productive wells are producing wells and wells mechanically capable of production. Gross wells are the total number of wells in which the Fund owns a working interest. Net wells are the sum of the Fund’s fractional working interests owned in the gross wells. All of the wells, each of which produces both oil and natural gas, are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net
Oil and natural gas	7	0.16

Acreage Data

The following table sets forth the Fund’s working interests in developed and undeveloped oil and natural gas acreage as of December 31, 2021. Gross acres are the total number of acres in which the Fund owns a working interest. Net acres are the sum of the fractional working interests owned in gross acres. Ownership interests generally take the form of working interests in oil and natural gas leases that have varying terms. All of the Fund’s oil and natural gas acreage is located in the offshore waters of the Gulf of Mexico.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	December 31, 2021	Budget	Status
		(in thousands)
Producing Properties
Beta Project	2.25%	$22,006	$24,356	The Beta Project includes the development of seven wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in 2017. Wells #5 and #6 commenced production in 2018. Well #7 commenced production in 2019. Although the wells are currently producing, the project experienced storm shut-ins during third quarter 2021 as a result of Hurricane Ida, which passed directly through the corridor where the project is located. Production from one of the Beta Project's wells, which was shut-in since May 2021 for recompletion work to allow it to produce from new reservoir sands, resumed in late-September 2021. During second half of 2020, the project experienced several periods of storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico. The Fund expects to spend $1.4 million for additional development costs and $1.0 million for asset retirement obligations.
Fully Depleted Properties
Liberty Project	2.0%	$3,292	$3,312	The Liberty Project, a single-well project, commenced production in 2010. The well reached the end of its productive life in first quarter 2020. During the year ended December 31, 2021, the Fund spent $0.3 million related to the settlement of the project's asset retirement obligations. The Fund expects to spend an additional $20 thousand for asset retirement obligations.

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

However, notwithstanding the ability of the Fund’s Beta Project to produce year-round, the project is located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather. Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November. In the third quarter of 2021, Hurricane Ida passed directly through the corridor where the Fund’s Beta Project is located. Although the Fund did not experience any significant damage from Hurricane Ida, the Beta Project needed to be shut-in in accordance with safety protocols as well as due to the impact of the storm on third-party midstream and downstream infrastructure to which the Beta Project’s production flows.

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

Salvage Fund

The Fund deposits cash in a separate interest-bearing account, or salvage fund, to provide for its proportionate share of the cost of dismantling and removal of production platforms and facilities and plugging and abandoning the wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. As of December 31, 2021, the Fund had $0.9 million invested in a salvage fund. On a monthly basis, the Fund contributes to the salvage fund a portion of the operating income from the Beta Project, to fund its asset retirement obligations. Such contributions to the salvage fund will reduce the amount of cash distributions that could otherwise be made to investors by the Fund. Any portion of the salvage fund that remains after the Fund has paid for all of its asset retirement obligations will be distributed to the shareholders and the Manager. There are no restrictions on withdrawals from the salvage fund.

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

Regulation

Oil and natural gas exploration, development, production and transportation activities are subject to extensive federal and state laws and regulations. Regulations governing exploration and development activities require, among other things, the Fund’s operators to obtain permits to drill projects and to meet bonding, insurance and environmental requirements in order to drill, own or operate projects. In addition, the location of projects, the method of drilling and casing projects, the restoration of properties upon which projects are drilled, and the plugging and abandoning of projects are also subject to regulation. The Fund owns projects that are located in the offshore waters of the Gulf of Mexico on the OCS. The Fund’s operations and activities are therefore governed by the OCSLA and certain other laws and regulations.

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the BOEM. Federal offshore leases are managed both by the BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”) pursuant to regulations promulgated under the OCSLA. The OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. BSEE regulates the design and operation of well control and other equipment at offshore production sites, implementation of safety and environmental management systems, and mandatory third-party compliance audits, among other requirements. BSEE adopted strict requirements for subsea drilling production equipment and had proposed new requirements to implement equipment reliability improvements, building upon enhanced industry standards for blowout preventers and blowout prevention technologies, and reforms in well design, well control, casing, cementing, real-time well monitoring and subsea containment. BSEE has also published a policy statement on safety culture with nine characteristics of a robust safety culture. In May 2019, BSEE adopted a final rule revising standards for blowout prevention systems and other well controls pertaining to offshore activities (the “2019 Well Control Rule”). The 2019 Well Control Rule became effective July 15, 2019, however compliance with certain provisions was deferred until 2021 or thereafter as specified in those provisions. The 2019 Well Control Rule imposes new requirements relating to, among, other things, well design, well control, casing, cementing, real-time well monitoring and subsea containment. The 2019 Well Control Rule applies directly to operators as opposed to non-operators. On September 28, 2018, the BSEE published a final rule revising regulations relating to oil and natural gas production safety systems, subsurface safety devices and safety device testing (referred to as “Subpart H”); the rule was effective December 27, 2018. Given the fact that compliance with the 2019 Well Control Rule and Subpart H is the responsibility of the operators and the exploration and development of each well is different, the future costs associated with compliance that will be incurred by non-operators, such as the Fund, cannot be determined or estimated. On December 4, 2020, BOEM published a Record of Decision (“ROD”) for the final programmatic environmental impact statement for geological and geophysical survey activities in the Gulf of Mexico and adjacent state waters. The ROD provides for additional mitigation measures for application for future BOEM issued permits or authorizations toward further minimizing impacts of such geological and geophysical survey activities on marine resources. Violations of environmentally related lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties, which civil penalties were increased and adjusted for inflation on April 15, 2021, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities, delay or restriction of activities can result from either governmental or citizen prosecution.

Effective January 20, 2021, the Secretary of the Interior issued Order No. 3395 under the authority of Section 2 of Reorganization Plan No. 3 of 1950 (64 Stat. 1262) consistent with 200 DM 1 for the purpose of implementing a targeted and time-limited elevation of relevant decisions at the Interior for review.  One item under review is temporarily suspending the issuance of any onshore or offshore fossil fuel authorization, including but not limited to a lease, amendment to a lease, affirmative extension of a lease, contract, or other agreement, or permit to drill.  This does not limit existing operations under valid leases.  Prior to Order No. 3395 expiring on March 21, 2021, the Secretary of the Interior issued a letter to Bureau Directors dated March 19, 2021 confirming the matters that still need review and approval of the Office of the Assistant Secretary for Land and Minerals Management. Such matters include extension of applications for permit to drill, Records of Decision, lease sale notices and lease suspensions. As the Fund’s capital has been fully invested and it does not expect to invest in any new projects, the Fund believes the secretarial order will not have an impact on the Fund’s operations or financial condition.

BOEM Supplemental Financial Assurance Requirements

On July 14, 2016, the BOEM issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of-use and easements on the OCS (“Lessees”).  Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance.  The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances.  On May 1, 2017, the Secretary of the Interior directed the BOEM to complete a review of NTL 2016-N01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel.

On October 16, 2020, BOEM and BSEE published a proposed new rule at 85 FR 65904 on Risk, Management, Financial Assurance and Loss Prevention, addressing the streamlining of evaluation criteria when determining whether oil, gas and sulfur leases, right-of-use and easement grant holders, and pipeline right-of-way grant holders may be required to provide bonds or other security above the prescribed amounts for base bonds to ensure compliance with the Lessees’ obligations, primarily decommissioning obligations. The proposed rule was significantly less stringent with respect to financial assurance than NTL 2016-N01. To date, the BOEM is not currently implementing NTL 2016-N01 and its status is uncertain, but has indicated that it is reviewing the proposed rule.

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

Environmental Matters and Regulation

The Fund’s operations are subject to pervasive environmental laws and regulations governing, among other things, the discharge of materials into the air and water, the handling and managing of waste materials, and the protection of aquatic species and habitats. While most of the activities to which these federal, state and local environmental laws and regulations apply are conducted by the operators on the Fund’s behalf, the Fund shares the liability along with its other working interest owners for environmental impacts attributable to the Fund’s operations. The environmental laws and regulations to which its operations are subject may require the Fund, or the operator, to acquire permits to commence drilling operations, restrict or prohibit the release of certain materials or substances into the environment, impose the installation of certain environmental control devices, require certain remedial measures to prevent pollution and other discharges such as the plugging of abandoned projects and, finally, impose in some instances severe penalties, fines and liabilities for the environmental damage that may be caused by, or impacts that may be attributable to, the Fund’s Beta Project.

Some of the environmental laws that apply to oil and natural gas exploration and production are described below:

Oil Pollution Act. The Oil Pollution Act of 1990, as amended (the “OPA”), amends Section 311 of the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), and was enacted in response to the numerous tanker spills that occurred in the 1980s, including the Exxon Valdez spill. Among other things, the OPA clarifies the federal response authority to, and defines penalties for, such spills. OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permit holder of the area in which an offshore facility is located. The OPA, with regulations promulgated thereunder, establishes a liability limit for onshore facilities and deepwater ports of $672.51 million (effective as of November 12, 2019), while the liability limit for a responsible party for offshore facilities, including any offshore pipeline, is equal to all removal costs plus up to $137.66 million in other damages for each incident. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up. Regulations under the OPA require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. A failure to comply with the OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions. The Fund is not aware of any action or event that would subject us to liability under the OPA. Compliance with the OPA’s financial assurance and other operating requirements has not had, and the Fund believes will not in the future have, a material impact on the Fund’s operations or financial condition.

Clean Water Act. Generally, the Clean Water Act, as well as analogous state requirements, imposes liability for the unauthorized discharge of pollutants, including petroleum products, into the surface and coastal U.S. waters, except in strict conformance with discharge permits issued by the federal or delegated state agency. Regulations governing water discharges also impose other requirements, such as the obligation to prepare spill response plans. On December 11, 2018, the Environmental Protection Agency (“EPA”) and Department of the Army (“Army”) proposed a revised definition of “waters of the United States” (“WOTUS”), clarifying the limits of federal authority under the Clean Water Act. The scope of this authority, as defined under a 2015 rule, was challenged in several federal district court actions and therefore was repealed by the EPA and the Army on September 12, 2019. The repeal, which became effective on December 23, 2019, restored the previous regulation to how it existed prior to finalization of the 2015 Rule. The 2020 Navigable Waters Protection Rule (“NWPR”) was then promulgated, with a replacement definition of WOTUS, and went into effect on June 22, 2020. A recent executive order revoked a prior executive order related to WOTUS and directed agencies to review certain actions, including the NWPR. On June 9, 2021, the Department of the Army and EPA announced their intent to initiate a new rulemaking process that would both restore a pre-2015 Clean Water Rule and develop a new rule to establish a new WOTUS definition, and then sought feedback from stakeholders. On September 3, 2021, following a court order vacating the NWPR, the Department of the Army and EPA announced that they had halted implementation of the NWPR and would interpret WOTUS consistent with the pre-2015 regulatory regime. On November 18, 2021, the EPA and the Department of the Army announced the signing of a proposed rule to revise the definition of WOTUS. On December 7, 2021, the proposed rule was published in the Federal Register with a 60-day public comment period that closed on February 7, 2022. A final rule is expected to be issued by the EPA later in 2022. The Fund’s operators are responsible for compliance with the Clean Water Act, although the Fund may be liable for any failure of the operator to do so.

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

Climate Change. The oil and gas industry is subject to federal and state greenhouse gas monitoring, reporting and emissions control requirements. The current state of international climate initiatives and federal and state actions, as well as litigation developments including matters before the U.S. Supreme Court in the 2021-2022 term, presents challenges to assessing the impact to the Fund’s operations in relation to future international agreements, federal and state legislation, and other new requirements. Future restrictions on emissions of greenhouse gases could have an impact on future operations.

Other Environmental Laws. In addition to the above, the Fund’s operations may be subject to the Resource Conservation and Recovery Act of 1976, as amended, which regulates the generation, transportation, treatment, storage, disposal and cleanup of certain hazardous wastes, as well as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, which imposes joint and several liability without regard to fault or legality of conduct on classes of persons who are considered responsible for the release of a hazardous substance into the environment. Additionally, certain of the Fund’s operations (or actions relating to same) may be subject to the National Environmental Policy Act (“NEPA”), which requires in general that federal agencies assess the environmental effects of proposed federal actions, typically in the context of projects requiring a federal permit or authorization. Development of oil and gas pipelines are among the types of activities that could trigger NEPA and require such review. On July 16, 2020, the Council on Environmental Quality (“CEQ”) published a final rule to amend NEPA regulations to, among other things, clarify when NEPA applies, amend the definition of “effect” in the agency review, streamline the NEPA review, and provide additional flexibility for public involvement. Subsequently, in 2021, the CEQ withdrew the 2020 rule and is now engaged in a comprehensive review of the 2020 rule. The CEQ issued an Interim Final Rule on June 29, 2021, which extended the deadline by two years (to September 14, 2023) for federal agencies to develop or update their NEPA implementing procedures to conform to the CEQ regulations. The Fund’s operations may be subject to analogous and comparable state laws and regulations, in addition to these federal statutes and regulations.

The above represents a brief outline of significant environmental laws that may apply to the Fund’s operations. The Fund believes that its operators are in compliance with the relevant requirements of each of these environmental laws and the regulations promulgated thereunder. The Fund does not believe that its environmental, health and safety risks are materially different from those of comparable companies in the United States in the offshore oil and gas industry. However, there are no assurances that the environmental laws described above (including litigation developments relating to same) will not result in curtailment of production; material increases in the costs of production, development or exploration; enforcement actions or other penalties as a result of any non-compliance with any such regulations; or otherwise have a material adverse effect on the Fund’s operating results and cash flows.

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

Currently, under the LLC Agreement, the Fund has the authority to utilize derivative instruments to manage the price risk attributable to its oil and gas production. The Dodd-Frank Act mandates that many derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses. Derivatives will be subject to minimum daily margin requirements set by the relevant clearinghouse and, potentially, by the SEC or the U.S. Commodity Futures Trading Commission (“CFTC”), and derivatives dealers may demand the unilateral ability to increase margin requirements beyond any regulatory or clearinghouse minimums. In addition, as required by the Dodd-Frank Act, the CFTC has set “speculative position limits” (which are limits imposed on the maximum net long or net short speculative positions that a person may hold or control with respect to futures or options contracts traded on the U.S. commodities exchange) with respect to most energy contracts. These requirements under the Dodd-Frank Act could significantly increase the cost of any derivatives transactions of the Fund (including through requirements to post collateral, which could adversely affect the Fund’s liquidity), materially alter the terms of derivatives transactions and make it more difficult for the Fund to enter into customized transactions, cause the Fund to liquidate certain positions it may hold, reduce the ability of the Fund to protect against price volatility and other risks by making certain hedging strategies impossible or so costly that they are not economical to implement, and increase the Fund’s exposure to less creditworthy counterparties. If as a result of the legislation and regulations, the Fund alters any hedging program that may be in effect from time to time, the Fund’s operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Fund’s performance. The Fund is not currently, and has not been during 2021, or at any time since 2012, a party to any derivative instruments or hedging programs.

On December 16, 2020, the SEC adopted the final resource extraction disclosure rules, which became effective on March 16, 2021. As adopted, the rule requires domestic or foreign reporting issuer to disclose payments made by the issuer of a subsidiary or entity controlled by the issuer to the U.S. federal government or a foreign government if the issuer engages in the commercial development of oil, natural gas, or minerals. The Fund, as a smaller reporting company, is exempt from complying with this rule.

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The information regarding the Fund’s properties that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties,” is incorporated herein by reference.

Drilling Activity

During the years ended December 31, 2021 and 2020, the Fund had no drilling activity for exploratory and developmental wells.

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

The Fund’s reserve estimates as of December 31, 2021 and 2020 were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from NSAI, which is filed as Exhibit 99.1 to this Annual Report, and is incorporated herein by reference.

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

Proved Undeveloped Reserves.  As of December 31, 2021, the Fund had proved undeveloped reserves related to the Beta Project totaling 0.1 million barrels of oil, 5 thousand barrels of natural gas liquid (“NGL”) and 26 thousand mcf of natural gas. As of December 31, 2020, the Fund did not have any proved undeveloped reserves. The Beta Project was determined to be a discovery in 2012 and commenced production in 2016. The proved undeveloped reserves relating to the Beta Project, which were initially assigned at the end of the year 2021, are associated with planned well recompletions. The Fund expects the recompletion operations to be completed in 2022 and 2028.

Information regarding estimated future development costs relating to the Beta Project, which is contained in Item 1. “Business” of this Annual Report under the heading “Properties,” is incorporated herein by reference. Estimated future development costs include capital spending on planned well recompletions.

Production and Prices

The information regarding the Fund’s production of oil and natural gas, and certain price and cost information during the years ended December 31, 2021 and 2020 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments

As of December 31, 2021, the Fund had no delivery obligations or delivery commitments under any existing contracts.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of January 31, 2022, there were 1,409 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement. At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders. Distributions may be impacted by amounts of future capital required for the costs associated with the well recompletions for the Beta Project, as budgeted, as well as the funding of estimated asset retirement obligations. Distributions may also be impacted by fluctuations in oil and natural gas commodity prices. There is no requirement to distribute available cash and, as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. During the years ended December 31, 2021 and 2020, the Fund paid distributions totaling $1.0 million and $0.5 million, respectively.

ITEM 6. [RESERVED]

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

Market Conditions and COVID-19

The country is now two full years into the COVID-19 pandemic, and the outlook for the oil market, and the global economy in general, depends enormously on the country’s forward path out of it. During 2020, the outbreak of COVID-19 as a global pandemic and the lockdown measures and industrial slowdown around the world contributed to an economic downturn, significant drop in oil and natural gas demand and, together with the failure of an alliance between the Saudi Arabia-led Organization of Petroleum Exporting Countries (“OPEC”) and Russia to reach an agreement on oil production volumes resulted in an oil “price war,” caused oil prices to collapse to their lowest level in April 2020 as compared to the past several years. The period of low oil and natural gas commodity prices during 2020 negatively impacted cash flow generated by the Fund’s projects. On April 12, 2020, and throughout 2020, OPEC and Russia agreed and implemented oil production cuts to stabilize the oil market. Since then, the oil market has stabilized and strengthened with oil prices gradually rising throughout the rest of 2020.

During 2021, oil prices have continued to strengthen supported by a slow recovery in demand with the easing of lock-down measures and the rollout of COVID-19 vaccines, market-driven supply cutbacks in the upstream oil sector globally and the effective ongoing supply-side management by OPEC, which played an enormous role in stabilizing world oil markets over the past two years. OPEC and non-OPEC countries continue to signal effective cooperation at managing output to balance the market, even if demand growth stumbles going forward. Looking ahead, these factors indicate a more balanced market going into 2022. However, the COVID-19 pandemic and the new variants of the virus, specifically the Omicron variant, are still impacting countries, supply chains and commodities markets, in addition to the global financial markets. Different outcome of response to the new variants of the virus would have radically different impacts on global economic growth and the performance of financial markets as the market enters 2022. In addition, uncertainty still exists depending on actions taken by OPEC and non-OPEC countries in supporting a balanced global oil supply. However, because the Fund owns the Beta Project with no debt and the project is a long-lived asset that is expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility from the COVID-19 pandemic and global oil market.

The ultimate extent of the impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows continue to be unknown and unpredictable as it depends largely on future developments, including the duration and spread of COVID-19 and the related impact on the oil and gas industry, the impact of governmental actions designed to prevent the spread of COVID-19 and the development, availability, timely distribution and acceptance of effective treatments and vaccines worldwide. If oil and natural gas commodity prices and the overall global economy, including financial markets therein, are further adversely impacted by the COVID-19 pandemic for a prolonged period, the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could affect the Fund’s liquidity and expected operating results.

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results. Declines in oil and natural gas commodity prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment and higher depletion rates.

Oil and natural gas commodity prices have been subject to significant volatility during the past two years primarily attributable to the COVID-19 pandemic. Despite operating in a volatile commodity price environment, the Fund achieved the milestone of full repayment of its debt related to the Beta Project well ahead of the debt’s December 31, 2022 maturity date. Thus, having repaid the loan as of December 31, 2021, the Fund anticipates that more of the cash flow generated from the Beta Project will be available for distribution. The Fund also anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for the costs associated with the well recompletions for the Beta Project, as budgeted. See “Results of Operations” under this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the average oil and natural gas prices received by the Fund during the years ended December 31, 2021 and 2020 and the effect of such average prices on the Fund’s results of operations. Although oil and natural gas commodity prices have significantly improved from historic lows in 2020, the Fund’s results of operations and liquidity may be materially adversely impacted if there is a significant decrease in pricing due to the COVID-19 pandemic.

Market pricing for oil and natural gas is volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

•	worldwide economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks, including war, terrorism, political unrest, or health epidemics (such as the global COVID-19 pandemic);
•	weather conditions;
•	economic conditions, including demand for petroleum-based products;
•	actions by OPEC;
•	political instability in the Middle East and other major oil and gas producing regions;
•	governmental regulations (inclusive of impacts of climate change), both domestic and foreign;
•	domestic and foreign tax policy;
•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
•	the supply and price of foreign oil and gas;
•	the cost of exploring for, producing and delivering oil and gas;
•	the discovery rate of new oil and gas reserves;
•	the rate of decline of existing and new oil and gas reserves;
•	available pipeline and other oil and gas transportation capacity;
•	the ability of oil and gas companies to raise capital;
•	the overall supply and demand for oil and gas; and
•	the price and availability of alternate fuel sources.

Critical Accounting Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of its revenues and expenses during the periods presented.  The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and actual results may differ from these estimates and assumptions and such differences may have a material impact on the results of operations, financial position or cash flows.  See Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for a discussion of the Fund’s significant accounting policies. The following is a discussion of the accounting policies and estimates the Fund believes have had or are reasonably likely to have a material impact on the Fund’s financial position or results of operations.

Proved Reserves

Estimates of proved reserves are key components of the Fund’s most significant financial estimates involving its rate for recording depletion and amortization and estimated future cash flows of oil and gas properties used to test for impairment. Annually, the Fund engages an independent petroleum engineering firm to perform a comprehensive study of the Fund’s proved properties to determine the quantities of reserves and the period over which such reserves will be recoverable. The Fund’s estimates of proved reserves are based on the quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. However, there are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future revenues and net cash flows, rates of production and timing of development expenditures, including many factors beyond the Fund’s control. The estimation process is very complex and relies on assumptions and subjective interpretations of available geologic, geophysical, engineering and production data and the accuracy of reserves estimates is a function of the quality and quantity of available data, engineering and geological interpretation and judgment. In addition, as a result of volatility and changing market conditions, oil and natural gas commodity prices and future development costs will change from period to period, causing estimates of proved reserves and future net revenues and net cash flows to change.

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

Results of Operations

The following table summarizes the Fund’s results of operations during the years ended December 31, 2021 and 2020, and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2021	2020
	(in thousands)
Revenue
Oil and gas revenue	$4,364	$2,484
Other revenue	500	358
Total revenue	4,864	2,842
Expenses
Depletion and amortization	3,063	2,413
Operating expenses	541	796
General and administrative expenses	229	254
Total expenses	3,833	3,463
Income (loss) from operations	1,031	(621)
Interest expense, net	(76)	(156)
Net income (loss)	$955	$(777)

Overview. The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2021 and 2020. NGL sales are included within gas sales.

	Year ended December 31,
	2021	2020
Number of wells producing	7	8
Total number of production days	2,232	2,283
Oil sales (in thousands of barrels)	61	62
Average oil price per barrel	$66	$37
Gas sales (in thousands of mcfs)	75	87
Average gas price per mcf	$4.56	$1.99

The decreases in the number of wells producing, production days and oil and gas volumes noted in the table above were primarily related to the Liberty Project, which reached the end of its productive life during first quarter 2020. In addition, the decrease in gas volumes was also attributable to the Beta Project, which is experiencing a natural decline in production coupled with the shut-in of production from one of the project’s wells since May 2021 due to recompletion work. The recompleted well returned to production in late-September 2021. See Item 1. “Business” of this Annual Report under the heading “Properties” for more information.

Oil and Gas Revenue. Oil and gas revenue during the year ended December 31, 2021 was $4.4 million, an increase of $1.9 million from the year ended December 31, 2020. The increase was attributable to increased oil and gas prices totaling $2.0 million, partially offset by decreased sales volume totaling $0.1 million.

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

Depletion and Amortization. Depletion and amortization during the year ended December 31, 2021 was $3.1 million, an increase of $0.7 million from the year ended December 31, 2020. The increase was attributable to an increase in the average depletion rate totaling $0.8 million, partially offset by a decrease in production volumes totaling $0.1 million and an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.1 million during the year ended December 31, 2020. The increase in the average depletion rate was attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers coupled with the higher cost of reserves from the Beta Project primarily due to the recompletion costs incurred for one of the project’s wells during 2021.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Reserves estimates may also be impacted by significant declines in oil and natural gas commodity prices due to the COVID-19 pandemic, which could result in higher depletion rates.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Year ended December 31,
	2021	2020
	(in thousands)
Lease operating expense	$237	$315
Transportation and processing expense	180	174
Insurance expense	93	102
Accretion expense	37	37
Workover expense	(6)	168
	$541	$796

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.5 million ($6.97 per barrel of oil equivalent or “BOE”) during the year ended December 31, 2021, compared to $0.6 million ($7.77 per BOE) during the year ended December 31, 2020. Production costs and production costs per BOE were relatively consistent during the year ended December 31, 2021 compared to the year ended December 31, 2020.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the year ended December 31, 2021 were $3.7 million, related to revenue received of $4.8 million, partially offset by operating expenses of $0.5 million, the settlement of asset retirement obligations of $0.3 million, general and administrative expenses of $0.2 million and interest payments of $0.1 million.

Cash flows provided by operating activities during the year ended December 31, 2020 were $1.0 million, primarily related to revenue received of $2.6 million, partially offset by operating expenses of $0.8 million, general and administrative expenses of $0.3 million, the settlement of asset retirement obligations of $0.2 million and interest payments of $0.2 million.

Investing Cash Flows

Cash flows used in investing activities during the year ended December 31, 2021 were $0.7 million, related to capital expenditures for oil and gas properties of $0.8 million and investments in salvage fund of $0.3 million, partially offset by proceeds from the salvage fund of $0.3 million.

Cash flows used in investing activities during the year ended December 31, 2020 were $0.1 million, primarily related to investments in salvage fund of $0.5 million, partially offset by proceeds from the salvage fund of $0.4 million.

Financing Cash Flows

Cash flows used in financing activities during the year ended December 31, 2021 were $2.4 million, related to the repayments of long-term borrowings of $1.4 million and manager and shareholder distributions of $1.0 million.

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

Capital expenditures for oil and gas properties have been funded with the capital raised by the Fund in its private placement offering and through debt financing. The Fund’s capital has been fully allocated to its projects. As a result, the Fund will not invest in any new projects and will limit its investment activities, if any, to those projects in which it currently has a working interest. Such investment activities, which include estimated capital spending on planned well recompletions for the Beta Project, are expected to be funded from cash flows from operations and existing cash-on-hand and not from equity, debt or off-balance sheet financing arrangements.

See Item 1. “Business” of this Annual Report under the heading “Properties” and “Liquidity Needs” below for additional information.

Liquidity Needs

The Fund’s primary short-term and long-term liquidity needs are to fund its operations and capital expenditures for its oil and gas properties. Such needs are funded utilizing operating income and existing cash on-hand.

As of December 31, 2021, the Fund’s estimated capital commitments related to its oil and gas properties were $2.4 million (which include asset retirement obligations for the Fund’s projects of $1.1 million), of which $0.6 million is expected to be spent during the year ending December 31, 2022. Future results of operations and cash flows are dependent on planned recompletion costs of and revenues from production and sale of oil and gas from the Beta Project. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. However, distributions may be impacted by amounts of future capital required for the costs associated with the well recompletions for the Beta Project, as budgeted, as well as the funding of estimated asset retirement obligations. Distributions may also be impacted by fluctuations in oil and natural gas commodity prices.

Credit Agreement

The Fund repaid the loan in full including accrued interest as of December 31, 2021. As of December 31, 2020, the Fund had outstanding borrowings of $1.4 million under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”). See Note 3 of “Notes to Financial Statements” – “Credit Agreement – Beta Project Financing” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the Credit Agreement.

Overriding Royalty Interest

The Credit Agreement above provides for a fixed percentage of 6.25% overriding royalty interest to the lenders, which will accrue and become payable to the lenders as of January 1, 2023.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of December 31, 2021 and 2020, other than those discussed in “Capital Expenditures” and “Liquidity Needs – Credit Agreement” above.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2021. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework (2013). Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2021, the Fund’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting. The Fund has not experienced any material impact to internal control over financial reporting due to the COVID-19 pandemic.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager. The Manager has very broad authority, including the authority to appoint the executive officers of the Fund. Executive officers of the Fund and their ages as of December 31, 2021 are as follows:

Name, Age and Position with Registrant

Robert E. Swanson, 74 Chief Executive Officer

Kenneth W. Lang, 67 President

Kathleen P. McSherry, 56 Executive Vice President, Chief Financial Officer and Assistant Secretary

Daniel V. Gulino, 61 Senior Vice President - Legal and Secretary

The officers in the above table have been officers of the Fund since August 16, 2005, the date of inception of the Fund, with the exception of Mr. Lang, who has been an officer of the Fund since June 2009. The officers are employed by and paid exclusively by the Manager. Set forth below is certain biographical information regarding the executive officers of Ridgewood Energy and the Fund:

Robert E. Swanson has served as the Chief Executive Officer and controlling shareholder of Ridgewood Energy since its inception and is the Chairman of the Investment Committee. Mr. Swanson is also the Chairman of the Investment Committee of Ridgewood Private Equity Partners, LLC, an affiliate of Ridgewood Energy. Mr. Swanson is an inactive member of the New York and New Jersey State Bars. He is a graduate of Amherst College and Fordham University Law School.

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

Kathleen P. McSherry has served as the Executive Vice President, Chief Financial Officer and Assistant Secretary of Ridgewood Energy since 2001. Ms. McSherry holds a Bachelor of Science degree in Accounting from Kean University.

Daniel V. Gulino is Senior Vice President - Legal and Secretary for Ridgewood Energy and has served in that capacity for Ridgewood Energy since 2003. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars.  Mr. Gulino is a graduate of Fairleigh Dickinson University and Rutgers School of Law.

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

Code of Ethics

The Manager has adopted a code of ethics for all employees, including the Manager’s principal executive officer and principal financial and accounting officer. If any amendments are made to the code of ethics or the Manager grants any waiver, including any implicit waiver, from a provision of the code that applies to the Manager’s executive officers or principal financial and accounting officer, the Fund will disclose the nature of such amendment or waiver on the Manager’s website. Copies of the code of ethics are available, without charge, on the Manager’s website at www.ridgewoodenergy.com and in print upon written request to the business address of the Manager at 14 Philips Parkway, Montvale, New Jersey 07645, ATTN: Legal Department.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 830.5577 shares outstanding as of January 31, 2022. The following table sets forth information with respect to beneficial ownership of the Shares as of January 31, 2022 (no person owns more than 5% of the Shares). Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Shares shown as beneficially owned by them. Other than as indicated below, no officer of the Manager or the Fund owns any of the Shares.

Name of beneficial owner	Number of shares	Percent
Robert E. Swanson, Chief Executive Officer	2.0	*
Executive officers as a group	2.0	*

* Represents less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, equal to 2.5% of total shareholder contributions. During 2009, the Manager elected to waive its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs related to services provided by the Manager for accounting and investor relations. Such costs, totaling $80 thousand for each of the years ended December 31, 2021 and 2020, are included within general and administrative expenses.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2021 and 2020 were $0.2 million and $0.1 million, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP during the years ended December 31, 2021 and 2020.

	Year ended December 31,
	2021	2020
	(in thousands)
Audit fees (1)	$85	$85

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2)     Financial Statement Schedules

None.

(a) (3)

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

3.1	Certificate of Formation of Ridgewood Energy Q Fund, LLC dated August 16, 2005	Incorporated by reference to the Fund's Form 10 filed on April 21, 2006

3.2	Limited Liability Company Agreement between Ridgewood Energy Corporation and Investors of Ridgewood Energy Q Fund, LLC dated September 6, 2005	Incorporated by reference to the Fund's Form 10 filed on April 21, 2006

4	Description of Shares	Incorporated by reference to the Fund’s Form 10-K filed on March 3, 2020

10.1	Credit Agreement dated as of November 27, 2012 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund’s Form 8-K filed on December 3, 2012

10.2	First Amendment to Credit Agreement dated September 30, 2016 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund’s Form 10-K filed on March 7, 2017

10.3	Second Amendment to Credit Agreement and Reaffirmation of Waiver dated September 15, 2017 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund's Form 10-Q filed on November 9, 2017

10.4	Third Amendment to Credit Agreement dated June 1, 2018 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund’s Form 8-K filed on June 7, 2018

10.5	Fourth Amendment to Credit Agreement dated August 10, 2018 by and among Ridgewood Energy O Fund, LLC, Ridgewood Energy Q Fund, LLC, Ridgewood Energy S Fund, LLC, Ridgewood Energy T Fund, LLC, Ridgewood Energy V Fund, LLC, Ridgewood Energy W Fund, LLC, Ridgewood Energy A-1 Fund, LLC, Ridgewood Energy B-1 Fund, LLC, Rahr Energy Investments LLC, as Administrative Agent, and certain Lenders party thereto	Incorporated by reference to the Fund’s Form 10-Q filed on August 14, 2018

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Executive Vice President, Chief Financial Officer and Assistant Secretary of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Executive Vice President, Chief Financial Officer and Assistant Secretary of the Fund	Filed herewith

99.1	Report of Netherland, Sewell & Associates, Inc.	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY Q FUND, LLC

Date: February 28, 2022	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT E. SWANSON	Chief Executive Officer	February 28, 2022
Robert E. Swanson	(Principal Executive Officer)

/s/ KATHLEEN P. MCSHERRY	Executive Vice President, Chief Financial Officer	February 28, 2022
Kathleen P. McSherry	and Assistant Secretary (Principal Financial and Accounting Officer)

RIDGEWOOD ENERGY CORPORATION

BY: /s/ ROBERT E. SWANSON	Chief Executive Officer of the Manager	February 28, 2022
Robert E. Swanson

INDEX TO FINANCIAL STATEMENTS	PAGE

Report of Independent Registered Public Accounting Firm	F-2
(PCAOB ID No. 34)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Manager of Ridgewood Energy Q Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ridgewood Energy Q Fund, LLC (the "Fund") as of December 31, 2021 and 2020, the related statements of operations, changes in members' capital, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

The Fund’s oil and gas properties, net balance was $7.2 million as of December 31, 2021 and depletion and amortization expense recognized was $3.1 million for the period ended December 31, 2021. No impairment was recognized during 2021.

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

o

Comparing forecasts of proved undeveloped oil and natural gas reserves to historical conversions of proved undeveloped oil and natural gas reserves and communication from third-party well operators.

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

February 28, 2022

We have served as the Fund's auditor since 2006.

RIDGEWOOD ENERGY Q FUND, LLC

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$1,135	$527
Salvage fund	46	417
Production receivable	453	304
Due from affiliate (Note 2)	26	127
Other current assets	49	81
Total current assets	1,709	1,456
Salvage fund	859	562
Oil and gas properties:
Proved properties	23,726	22,937
Less: accumulated depletion and amortization	(16,514)	(13,415)
Total oil and gas properties, net	7,212	9,522
Total assets	$9,780	$11,540

Liabilities and Members' Capital
Current liabilities:
Due to operators	$38	$22
Accrued expenses	64	46
Current portion of long-term borrowings	-	920
Asset retirement obligations	46	417
Total current liabilities	148	1,405
Long-term borrowings	-	451
Asset retirement obligations	440	440
Total liabilities	588	2,296
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(7,779)	(7,628)
Retained earnings	7,201	6,613
Manager's total	(578)	(1,015)
Shareholders:
Capital contributions (1,335 shares authorized; 830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(44,078)	(43,222)
Accumulated deficit	(55,119)	(55,486)
Shareholders' total	9,770	10,259
Total members' capital	9,192	9,244
Total liabilities and members' capital	$9,780	$11,540

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2021	2020
Revenue
Oil and gas revenue	$4,364	$2,484
Other revenue	500	358
Total revenue	4,864	2,842
Expenses
Depletion and amortization	3,063	2,413
Operating expenses	541	796
General and administrative expenses	229	254
Total expenses	3,833	3,463
Income (loss) from operations	1,031	(621)
Interest expense, net	(76)	(156)
Net income (loss)	$955	$(777)

Manager Interest
Net income	$588	$248

Shareholder Interest
Net income (loss)	$367	$(1,025)
Net income (loss) per share	$442	$(1,234)

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

(in thousands, except share data)

	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2019	830.5577	$(1,193)	$11,680	$10,487
Distributions	-	(70)	(396)	(466)
Net income (loss)	-	248	(1,025)	(777)
Balances, December 31, 2020	830.5577	$(1,015)	$10,259	$9,244
Distributions	-	(151)	(856)	(1,007)
Net income	-	588	367	955
Balances, December 31, 2021	830.5577	$(578)	$9,770	$9,192

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2021	2020

Cash flows from operating activities
Net income (loss)	$955	$(777)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion and amortization	3,063	2,413
Accretion expense	37	37
Amortization of debt discounts	8	4
Changes in assets and liabilities:
(Increase) decrease in production receivable	(149)	197
Decrease (increase) in due from affiliate	101	(109)
Decrease (increase) in other current assets	14	(8)
Increase (decrease) in due to operators	7	(328)
Increase (decrease) in accrued expenses	18	(1)
Decrease in other current liabilities	-	(225)
Settlement of asset retirement obligations	(339)	(162)
Net cash provided by operating activities	3,715	1,041

Cash flows from investing activities
Capital expenditures for oil and gas properties	(795)	(14)
Proceeds from salvage fund	339	386
Increase in salvage fund	(265)	(481)
Net cash used in investing activities	(721)	(109)

Cash flows from financing activities
Repayments of long-term borrowings	(1,379)	(687)
Distributions	(1,007)	(466)
Net cash used in financing activities	(2,386)	(1,153)

Net increase (decrease) in cash and cash equivalents	608	(221)
Cash and cash equivalents, beginning of year	527	748
Cash and cash equivalents, end of year	$1,135	$527

Supplemental disclosure of cash flow information
Cash paid for interest	$68	$155

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$8	$-

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

The Fund’s financial assets and liabilities consist of cash and cash equivalents, salvage fund, production receivable, due from affiliate, other current assets, due to operators, accrued expenses and long-term debt. Except for long-term debt, the carrying amounts of these instruments approximate fair value due to their short-term nature. The Fund’s long-term debt was valued using an income approach and classified as Level 3 in the fair value hierarchy. The fair value of long-term debt was estimated by discounting future cash payments of principal and interest to a present value amount using a market yield for debt instruments with similar terms, maturities and credit ratings. The Fund also applies the provisions of the fair value measurement accounting guidance to its non-financial assets and liabilities, such as oil and gas properties and asset retirement obligations, on a non-recurring basis.

Cash and Cash Equivalents

All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of December 31, 2021, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution. As of December 31, 2021, the Fund’s bank balances, including salvage fund, were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred based on expected future cash outflows required to satisfy the obligation discounted at the Fund’s credit-adjusted risk-free rate. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. Annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. The Fund maintains a salvage fund to provide for the funding of future asset retirement obligations. The following table presents changes in asset retirement obligations during the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Balance, beginning of year	$857	$953
Liabilities settled	(339)	(162)
Accretion expense	37	37
Revision of estimates	(69)	29
Balance, end of year	$486	$857

During the year ended December 31, 2020, the Fund recorded depletion expense totaling $0.1 million, which related to an adjustment to the asset retirement obligation for a fully depleted property.

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

Prior Period Performance Obligations

The Fund records oil and gas revenue in the month production is delivered to its customers. However, settlement statements for residue gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered. As a result, the Fund is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the residue gas and NGLs. The Fund records the differences between its estimates and the actual amounts received in the month that the payment is received from the customer. The Fund has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During the years ended December 31, 2021 and 2020, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during the years ended December 31, 2021 and 2020. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

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

Income Taxes

No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders. The Fund files U.S. Federal and State tax returns and the 2018 through 2020 tax returns remain open for examination by tax authorities.

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

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the year ended December 31, 2021 and through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2.Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. During 2009, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs are included within general and administrative expenses. Management reimbursement costs during each of the years ended December 31, 2021 and 2020 were $80 thousand.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2021 and 2020 were $0.2 million and $0.1 million, respectively.

Beta Sales and Transport, LLC

The Fund utilizes Beta Sales and Transport, LLC (“Beta S&T”), a wholly-owned subsidiary of the Manager, as an aggregator to and as an accommodation for the Fund and other funds managed by the Manager to facilitate the transportation and sale of oil and natural gas produced from the Beta Project. In 2016, the Fund entered into a master agreement with Beta S&T pursuant to which Beta S&T is obligated to purchase from the Fund all of its interests in oil and natural gas produced from the Beta Project and sell such volumes to unrelated third-party purchasers. Pursuant to the master agreement, Beta S&T is a pass-through entity such that it receives no benefit or compensation for the services provided under the master agreement or under any other agreements it enters into with regard to the oil and natural gas purchased from the Fund. The Fund and other funds managed by the Manager have agreed to indemnify, defend and hold harmless Beta S&T from and against all claims, liabilities, losses, causes of action, costs and expenses asserted against it as a result of or arising from any act or omission, breach and claims for losses or damages arising out of its dealing with third parties with respect to the transportation, processing or sale of oil and natural gas from the Beta Project. The revenues and expenses from the sale of oil and natural gas to third-party purchasers are recorded as oil and gas revenue and operating expenses in the Fund’s statements of operations, and are allocable to the Fund based on the Fund’s working interest ownership in the Beta Project. As of December 31, 2020, Beta S&T received $0.1 million related to payments for production receivable, which was not transferred to the Fund as of that year-end. Such amount is included within “Due from affiliate” on the Fund’s balance sheet as of December 31, 2020 and was transferred by Beta S&T to the Fund subsequent to that year-end.

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

During the years ended December 31, 2021 and 2020, the Fund earned $0.2 million and $0.1 million, respectively, representing its proportionate share of the production handling fees earned from Institutional Fund II and Institutional Fund III, which are included within “Other revenue” on the Fund’s statements of operations. As of December 31, 2021 and 2020, the Fund’s receivables of $26 thousand and $24 thousand, respectively, related to the Fund’s proportionate share of revenue from Institutional Fund II and Institutional Fund III are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund. The revenue received from the PHA was utilized by the Fund to repay a portion of the long-term debt outstanding under its Credit Agreement (defined below) until the loan was repaid in full.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.Credit Agreement – Beta Project Financing

The Fund repaid the loan in full including accrued interest as of December 31, 2021. As of December 31, 2020, the Fund had outstanding borrowings of $1.4 million under its credit agreement dated November 27, 2012, as amended on September 30, 2016, September 15, 2017, June 1, 2018 and August 10, 2018 (the “Credit Agreement”), which had an estimated fair value of $1.4 million.

Borrowings under the Credit Agreement bore interest at 8.75% compounded monthly. Principal and interest payments were based on the fixed percentage of the Fund’s Net Revenue, as defined in the Credit Agreement. Beginning on April 1, 2019 and each April 1st thereafter, the Fund’s fixed percentage was the greater of (i) 30% or (ii) the Fixed Reassessment Percentage, as defined in the Credit Agreement. The Fixed Reassessment Percentage was determined annually beginning April 1, 2019 and each April 1st thereafter, and was based on the Fund’s ratio of its outstanding debt as of the reassessment date relative to 80% of third-party reserve engineer’s proved plus probable future undiscounted cash flows attributable to the Beta Project through the maturity of the loan of December 31, 2022. As of April 1, 2021 and 2020, the Fund’s fixed percentage was determined to be 33% and 30%, respectively. The loan was able to be prepaid by the Fund without premium or penalty. Pursuant to the Credit Agreement, the Fund also agreed to convey a fixed percentage of 6.25% overriding royalty interest in its working interest in the Beta Project to the lenders, which will accrue and become payable to the lenders as of January 1, 2023.

As of December 31, 2020, the unamortized debt discounts related to the loan of $8 thousand was presented as a reduction of “Long-term borrowings” on the Fund’s balance sheet. Amortization expense during the years ended December 31, 2021 and 2020 of $8 thousand and $4 thousand, respectively, was included on the Fund’s statements of operations within “Interest expense, net.” As of December 31, 2020, there was no accrued interest costs outstanding. Interest costs incurred during the years ended December 31, 2021 and 2020 of $0.1 million and $0.2 million, respectively, were included on the Fund’s statements of operations within “Interest expense, net.”

Upon full repayment of the loan, all covenants were no longer in effect as of December 31, 2021. The Fund was in compliance with the Credit Agreement’s customary covenants as of December 31, 2020.

4.Commitments and Contingencies

Capital Commitments

As of December 31, 2021, the Fund’s estimated capital commitments related to its oil and gas properties were $2.4 million (which include asset retirement obligations for the Fund’s projects of $1.1 million), of which $0.6 million is expected to be spent during the year ending December 31, 2022. Future results of operations and cash flows are dependent on the planned recompletion costs of and revenues from production and sale of oil and gas from the Beta Project.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from COVID-19

The COVID-19 pandemic remains a global health crisis and continues to cause uncertainty in the global financial and commodity markets. However, because the Fund owns the Beta Project with no debt and the project is a long-lived asset that is expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility from the COVID-19 pandemic. The ultimate extent of the impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows continue to be unknown and unpredictable as it depends largely on future developments, including the duration and spread of COVID-19 and the related impact on the oil and gas industry, the impact of governmental actions designed to prevent the spread of COVID-19 and the development, availability, timely distribution and acceptance of effective treatments and vaccines worldwide. If oil and natural gas commodity prices and the overall global economy, including financial markets therein, are further adversely impacted by the COVID-19 pandemic for a prolonged period, the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could affect the Fund’s liquidity, development of oil and gas and expected operating results. It is likely that estimates of oil and gas products that can be economically produced will be reduced, which increases the likelihood of future impairments and higher depletion rates.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of December 31, 2021 and 2020, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

On October 16, 2020, BOEM and the Bureau of Safety and Environmental Enforcement published a proposed new rule at 85 FR 65904 on Risk, Management, Financial Assurance and Loss Prevention, addressing the streamlining of evaluation criteria when determining whether oil, gas and sulfur leases, right-of-use and easement grant holders, and pipeline right-of-way grant holders may be required to provide bonds or other security above the prescribed amounts for base bonds to ensure compliance with the Lessees’ obligations, primarily decommissioning obligations. The proposed rule was significantly less stringent with respect to financial assurance than NTL 2016-N01. To date, the BOEM is not currently implementing NTL 2016-N01 and its status is uncertain, but has indicated that it is reviewing the proposed rule.

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

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2021	2020
	(in thousands)
Proved properties	$23,726	$22,937
Accumulated depletion and amortization	(16,514)	(13,415)
Oil and gas properties, net	$7,212	$9,522

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2021	2020
	(in thousands)
Development costs	$753	$18
	$753	$18

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc. at December 31, 2021 and 2020. These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules. Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2021				December 31, 2020
	United States
	Oil (MBBL)	NGL (MBBL)	Gas (MMCF)	Total (MBOE) (a)	Oil (MBBL)	NGL (MBBL)	Gas (MMCF)	Total (MBOE) (a)

Proved developed and undeveloped reserves:
Beginning of year	179.6	15.3	87.8	209.5	364.5	30.3	209.4	429.7
Revisions of previous estimates (b)	122.8	10.1	47.6	140.9	(123.2)	(7.8)	(78.9)	(144.1)
Production	(60.7)	(6.5)	(37.2)	(73.5)	(61.7)	(7.2)	(42.7)	(76.1)
End of year	241.7	18.9	98.2	276.9	179.6	15.3	87.8	209.5

Proved developed reserves:
Beginning of year	179.6	15.3	87.8	209.5	364.5	30.3	209.4	429.7
End of year	180.4	13.9	72.2	206.3	179.6	15.3	87.8	209.5

Proved undeveloped reserves:
Beginning of year	-	-	-	-	-	-	-	-
End of year	61.3	5.0	26.0	70.6	-	-	-	-

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

	December 31,
	2021	2020
	(in thousands)
Future cash inflows	$15,821	$6,557
Future production costs	(3,200)	(2,425)
Future development costs	(2,391)	(2,104)
Future net cash flows	10,230	2,028
10% annual discount for estimated timing of cash flows	(1,846)	(87)
Standardized measure of discounted future net cash flows	$8,384	$1,941

Table V - Changes in the Standardized Measure for Discounted Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2021	2020
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$5,473	$(6,119)
Sales and transfers of oil and gas produced during the period	(3,854)	(1,893)
Changes in estimated future development costs	(287)	179
Net change due to revisions in quantities estimates	5,261	(2,720)
Accretion of discount	194	1,191
Other	(344)	(606)
Aggregate change in the standardized measure of discounted future net cash flows for the year	$6,443	$(9,968)

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