Form 10-Q
period 2022-03-31
RIDGEWOOD ENERGY Q FUND LLC
filed 2022-05-10
CIK 1338474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

As of May 10, 2022, there were 830.5577 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,687	$1,135
Salvage fund	41	46
Production receivable	621	453
Due from affiliate (Note 2)	25	26
Other current assets	24	49
Total current assets	2,398	1,709
Salvage fund	911	859
Oil and gas properties:
Proved properties	23,776	23,726
Less: accumulated depletion and amortization	(17,136)	(16,514)
Total oil and gas properties, net	6,640	7,212
Total assets	$9,949	$9,780

Liabilities and Members' Capital
Current liabilities:
Due to operators	$48	$38
Accrued expenses	58	64
Asset retirement obligations	41	46
Total current liabilities	147	148
Asset retirement obligations	449	440
Total liabilities	596	588
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(7,893)	(7,779)
Retained earnings	7,427	7,201
Manager's total	(466)	(578)
Shareholders:
Capital contributions (1,335 shares authorized; 830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(44,721)	(44,078)
Accumulated deficit	(54,427)	(55,119)
Shareholders' total	9,819	9,770
Total members' capital	9,353	9,192
Total liabilities and members' capital	$9,949	$9,780

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2022	2021
Revenue
Oil and gas revenue	$1,650	$928
Other revenue	115	147
Total revenue	1,765	1,075
Expenses
Depletion and amortization	622	767
Operating expenses	167	133
General and administrative expenses	58	56
Total expenses	847	956
Income from operations	918	119
Interest expense	-	(30)
Net income	$918	$89

Manager Interest
Net income	$226	$126

Shareholder Interest
Net income (loss)	$692	$(37)
Net income (loss) per share	$833	$(45)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Three months ended March 31, 2022
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2021	830.5577	$(578)	$9,770	$9,192
Distributions	-	(114)	(643)	(757)
Net income	-	226	692	918
Balances, March 31, 2022	830.5577	$(466)	$9,819	$9,353

	Three months ended March 31, 2021
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2020	830.5577	$(1,015)	$10,259	$9,244
Distributions	-	(15)	(85)	(100)
Net income (loss)	-	126	(37)	89
Balances, March 31, 2021	830.5577	$(904)	$10,137	$9,233

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2022	2021

Cash flows from operating activities
Net income	$918	$89
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	622	767
Accretion expense	9	9
Amortization of debt discounts	-	1
Changes in assets and liabilities:
Increase in production receivable	(168)	(143)
Decrease in due from affiliate	1	78
Decrease (increase) in other current assets	25	(19)
(Decrease) increase in due to operators	(3)	4
Decrease in accrued expenses	(6)	(5)
Settlement of asset retirement obligations	(5)	(209)
Net cash provided by operating activities	1,393	572

Cash flows from investing activities
(Capital expenditures) credits for oil and gas properties	(37)	16
Proceeds from salvage fund	5	263
Increase in salvage fund	(52)	(127)
Net cash (used in) provided by investing activities	(84)	152

Cash flows from financing activities
Repayments of long-term borrowings	-	(243)
Distributions	(757)	(100)
Net cash used in financing activities	(757)	(343)

Net increase in cash and cash equivalents	552	381
Cash and cash equivalents, beginning of period	1,135	527
Cash and cash equivalents, end of period	$1,687	$908

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$29

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$22	$-

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

The Manager has direct and exclusive control over the management of the Fund’s operations. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for the Fund’s operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations, the preparation, review and dissemination of tax and other financial information and the management of the Fund’s investments in projects. In addition, the Manager provides office space, equipment and facilities and other services necessary for the Fund’s operations. The Manager also engages and manages contractual relations with unaffiliated custodians, depositories, accountants, attorneys, corporate fiduciaries, insurers, banks and others as required. See Notes 2 and 3.

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations, changes in members’ capital and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The financial position, results of operations, changes in members’ capital and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2021 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K (“2021 Annual Report”) filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2021, but does not include all annual disclosures required by GAAP.

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2021 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three months ended March 31, 2022.

Fair Value Measurements

The Fund follows the accounting guidance for fair value measurement for measuring fair value of assets and liabilities in its financial statements. The Fund’s financial assets and liabilities consist of cash and cash equivalents, salvage fund, production receivable, due from affiliate, other current assets, due to operators and accrued expenses. The carrying amounts of these financial assets and liabilities approximate fair value due to their short-term nature. The Fund also applies the provisions of the fair value measurement accounting guidance to its non-financial assets and liabilities, such as oil and gas properties and asset retirement obligations, on a non-recurring basis.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During the three months ended March 31, 2022 and 2021, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during the three months ended March 31, 2022 and 2021. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

 Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the three months ended March 31, 2022 and through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. During 2009, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs are included on the statements of operations within general and administrative expenses. Management reimbursement costs during each of the three months ended March 31, 2022 and 2021 were $20 thousand.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three months ended March 31, 2022 and 2021 were $0.1 million and $15 thousand, respectively.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

The Fund is a party to a production handling, gathering and operating services agreement with affiliated entities and other third-party working interest owners in the Claiborne Project. During the three months ended March 31, 2022 and 2021, the Fund earned $39 thousand and $49 thousand, respectively, representing its proportionate share of the production handling fees earned from affiliates, which is included within “Other revenue” on the Fund’s statements of operations. As of March 31, 2022 and December 31, 2021, the Fund’s receivables of $25 thousand and $26 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Commitments and Contingencies

Capital Commitments

As of March 31, 2022, the Fund’s estimated capital commitments related to its oil and gas properties were $2.4 million (which include asset retirement obligations for the Fund’s projects of $1.1 million), of which $0.5 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the planned recompletion costs of and revenues from production and sale of oil and gas from the Beta Project.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from current market conditions

The oil and gas market is subject to sources of uncertainty relating to: (i) Russia’s invasion of Ukraine, and what sweeping economic sanctions on Russia means for its ability to export oil; (ii) continued impact of COVID-19 to global financial and commodity markets; (iii) the prospect of a U.S. or global recession, particularly given efforts by the U.S. Federal Reserve and other global central banks to curb inflation; (iv) the potential for lifting sanctions on Iran, which may bring new oil to market; and (v) the Biden Administration’s energy policy response, which includes the announcement of an unprecedently large release of oil from the Strategic Petroleum Reserve of 1.0 million barrels of oil per day for up to six months. Different outcome of response to these issues would have different impacts on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2022 and December 31, 2021, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy Q Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the impact on the Fund’s business and operations of any future widespread health emergencies or public health crises such as pandemics and epidemics, weather conditions, such as hurricanes, changes in market and other conditions affecting the pricing, production and demand of oil and natural gas, the cost and availability of equipment, and changes in domestic and foreign governmental regulations. Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity. Forward-looking statements made in this document speak only as of the date on which they are made. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

There were no changes to the Fund’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

Market Conditions

While the current outlook for oil and gas commodity prices is favorable, the global energy market has come into particularly volatile footing given several major sources of uncertainty relating to: (i) Russia’s invasion of Ukraine in early 2022, and what sweeping economic sanctions on Russia means for its ability to export oil; (ii) strict new COVID-19 lockdown measures being imposed on parts of China, which may dampen Chinese economic activity and energy demand; (iii) the prospect of a U.S. or global recession, particularly given by efforts by the U.S. Federal Reserve and other global central banks to curb inflation; (iv) the potential for lifting sanctions on Iran, which may bring new oil to market; and (v) the Biden Administration’s energy policy response, which included the announcement on March 31, 2022 to release 1.0 million barrels of oil per day for up to six months from its Strategic Petroleum Reserve. Major headlines on each of these issues are developing daily, and the market is moving with them. Different outcome of response to these issues would have radically different impacts on global economic growth and the performance of financial markets during 2022 and the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could affect the Fund’s liquidity, development of oil and gas properties and expected operating results. However, because the Fund owns the Beta Project with no debt and the project is a long-lived asset that is expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility in the global oil market.

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results. Significant declines in oil and natural gas commodity prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment and higher depletion rates.

Oil and natural gas commodity prices have been subject to significant volatility most recently due to the issues impacting market conditions described above. Although volatile, the overall trend for the crude oil market has been favorable during the first quarter of 2022, which positively impacted cash flow generated by the Fund’s Beta Project. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for the costs associated with the well recompletions for the Beta Project, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2022 and 2021 and the effect of such average prices on the Fund’s results of operations.

Market pricing for oil and natural gas is volatile and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

•	worldwide economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks, including war (such as the invasion of Ukraine by Russia), terrorism, political unrest, or health epidemics;
•	weather conditions;
•	economic conditions, including demand for petroleum-based products;
•	actions by OPEC, the Organization of Petroleum Exporting Countries;
•	political instability in the Middle East and other major oil and gas producing regions;
•	governmental regulations (inclusive of impacts of climate change), both domestic and foreign;
•	domestic and foreign tax policy;
•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
•	the supply and price of foreign oil and gas;
•	the cost of exploring for, producing and delivering oil and gas;
•	the discovery rate of new oil and gas reserves;
•	the rate of decline of existing and new oil and gas reserves;
•	available pipeline and other oil and gas transportation capacity;
•	the ability of oil and gas companies to raise capital;
•	the overall supply and demand for oil and gas; and
•	the price and availability of alternate fuel sources.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2022	Budget	Status
(in thousands)

Beta Project	2.25%	$22,056	$24,369	The Beta Project includes the development of seven wells. Wells #1 and #2 commenced production in 2016. Wells #3 and #4 commenced production in 2017. Wells #5 and #6 commenced production in 2018. Well #7 commenced production in 2019. During the third quarter of 2021, the project experienced storm shut-ins as a result of Hurricane Ida, which passed directly through the corridor where the project is located. In addition, production from one of the Beta Project's wells, which was shut-in since May 2021 for recompletion work to allow it to produce from new reservoir sands, resumed in late-September 2021. The Fund expects to spend $1.3 million for additional development costs and $1.0 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three months ended March 31, 2022 and 2021, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2022	2021
	(in thousands)
Revenue
Oil and gas revenue	$1,650	$928
Other revenue	115	147
Total revenue	1,765	1,075
Expenses
Depletion and amortization	622	767
Operating expenses	167	133
General and administrative expenses	58	56
Total expenses	847	956
Income from operations	918	119
Interest expense	-	(30)
Net income	$918	$89

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three months ended March 31, 2022 and 2021. Natural gas liquid sales are included within gas sales.

	Three months ended March 31,
	2022	2021
Number of wells producing	7	7
Total number of production days	605	622
Oil sales (in thousands of barrels)	17	15
Average oil price per barrel	$91	$57
Gas sales (in thousands of mcfs)	19	21
Average gas price per mcf	$5.78	$4.04

The decreases in production days and gas sales volume noted in the table above were primarily attributable to the shut-in of production from one of the Beta Project’s wells due to recompletion work during March 2022 coupled with natural declines in production from the other wells. The increase in oil sales volume noted in the table above was primarily related to the increased production rate from one of the Beta Project’s wells, which was recompleted during 2021 and has been producing from new reservoir sands. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended March 31, 2022 was $1.7 million, an increase of $0.7 million from the three months ended March 31, 2021. The increase was attributable to increased oil and gas prices totaling $0.6 million coupled with increased oil sales volume totaling $0.1 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization. Depletion and amortization during the three months ended March 31, 2022 was $0.6 million, a decrease of $0.1 million from the three months ended March 31, 2021. The decrease was attributable to a decrease in the average depletion rate totaling $0.3 million, partially offset by an increase in oil production volumes totaling $0.1 million and adjustments to the asset retirement obligations related to fully depleted properties totaling $0.1 million during the three months ended March 31, 2021. The decrease in the average depletion rate was primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2022	2021
	(in thousands)
Lease operating expense	$91	$46
Transportation and processing expense	49	45
Insurance expense	20	25
Accretion expense	9	9
Workover expense	(2)	8
	$167	$133

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.2 million ($8.03 per barrel of oil equivalent or “BOE”) during the three months ended March 31, 2022, compared to $0.1 million ($6.26 per BOE) during the three months ended March 31, 2021.

Production costs were relatively consistent during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in production costs per BOE during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to the impact of the credit to the lease operating expense received from the Beta Project’s operator during the first quarter of 2021. There were no such credits received during the three months ended March 31, 2022.

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

Interest Expense. During the three months ended March 31, 2021, interest expense was comprised of interest expense and amortization of debt discounts related to the Fund’s long-term borrowings.  The Fund fully repaid its loan related to the Beta Project as of December 31, 2021.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the three months ended March 31, 2022 were $1.4 million, primarily related to revenue received of $1.6 million, partially offset by operating expenses of $0.1 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the three months ended March 31, 2021 were $0.6 million, primarily related to revenue received of $1.0 million, partially offset by the settlement of asset retirement obligations of $0.2 million, operating expenses of $0.1 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the three months ended March 31, 2022 were $0.1 million, primarily related to investments in salvage fund of $0.1 million and capital expenditures for oil and gas properties of $37 thousand.

Cash flows provided by investing activities during the three months ended March 31, 2021 were $0.2 million, primarily related to proceeds from the salvage fund of $0.3 million, partially offset by investments in salvage fund of $0.1 million.

Financing Cash Flows

Cash flows used in financing activities during the three months ended March 31, 2022 were $0.8 million, related to manager and shareholder distributions.

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

As of March 31, 2022, the Fund’s estimated capital commitments related to its oil and gas properties were $2.4 million (which include asset retirement obligations for the Fund’s projects of $1.1 million), of which $0.5 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on planned recompletion costs of and revenues from production and sale of oil and gas from the Beta Project. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of March 31, 2022 and December 31, 2021, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2022.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Q FUND, LLC

Dated:	May 10, 2022	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2022	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

