Form 10-K
period 2022-12-31
RIDGEWOOD ENERGY Q FUND LLC
filed 2023-02-27
CIK 1338474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no market for the shares of LLC Membership Interest in the Fund. As of February 27, 2023, there were 830.5577 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY Q FUND, LLC
2022 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) and the documents Ridgewood Energy Q Fund, LLC (the “Fund”) has incorporated by reference into this Annual Report, other than purely historical information, including estimates, projections and statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the impact on the Fund’s business and operations of any future widespread health emergencies or public health crises such as pandemics and epidemics, weather conditions, such as hurricanes, changes in market and other conditions affecting the pricing, production and demand of oil and natural gas, the cost and availability of equipment, the military conflict between Russia and Ukraine and the global response to such conflict, and changes in domestic and foreign governmental regulations, as well as other risks and uncertainties discussed in this Annual Report in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity. Forward-looking statements made in this document speak only as of the date on which they are made. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Manager

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) was founded in 1982. The Manager has direct and exclusive control over the management of the Fund’s operations. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for the Fund’s operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations, the preparation, review and dissemination of tax and other financial information and the management of the Fund’s investments in projects. In addition, the Manager provides office space, equipment and facilities and other services necessary for the Fund’s operations. The Manager also engages and manages contractual relations with unaffiliated custodians, depositories, accountants, attorneys, corporate fiduciaries, insurers, banks and others as required. Historically, when the Fund sought project investments, the Manager located potential projects, conducted due diligence, and negotiated the investment transactions with respect to those projects. Because the Fund does not operate any of the projects in which it has acquired a working interest, shareholders rely on the Manager to continue to manage the projects prudently, efficiently and fairly. Additional information regarding the Manager is available through its website at www.ridgewoodenergy.com. No information on such website shall be deemed to be included or incorporated by reference into this Annual Report.

As compensation for its services, the Manager is entitled to receive an annual management fee, which was waived by the Manager for the remaining life of the Fund during 2009. The Manager is entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2022 and 2021 were $0.9 million and $0.2 million, respectively.

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

The Fund’s capital has been fully invested and as a result, the Fund will not invest in any new projects and will limit its investment activities, if any, to those projects in which it currently has a working interest, as discussed below under the heading “Properties” in this Item 1. “Business” of this Annual Report.

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

Concentration of Production and Revenues

A significant portion of the Fund’s revenues and cash flows are generated from the production and sale of oil and natural gas from the Beta Project. Because of this concentration, any significant production problems and curtailment, interruption in the availability of gathering, processing, or transportation infrastructure and services, impacts of adverse weather or inaccuracies in reserves estimates could have a material adverse impact on the Fund’s cash flows and expected operating results.

Project Information

The Fund’s Beta Project is located in the waters of the Gulf of Mexico on the Outer Continental Shelf (“OCS”). The Outer Continental Shelf Lands Act (“OCSLA”), which was enacted in 1953, governs certain activities with respect to working interests and the exploration of oil and natural gas in the OCS. See further discussion under the heading “Regulation” in this Item 1. “Business” of this Annual Report.

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

Royalty Payments

Generally, and depending on the lease, working interest owners of an offshore oil and natural gas lease under the OCSLA pay a royalty of 12.5%, 16.67% or 18.75% to the U.S. Government through the Office of Natural Resources Revenue (“ONRR”). Other than the ONRR royalties, the Fund does not have material royalty burdens with the exception of the fixed percentage overriding royalty interests (“ORRI”) of 6.25% in its net revenue interest in the Beta Project’s oil and natural gas production, which was conveyed on January 1, 2023 and is payable to the former lender pursuant to the Fund’s credit agreement applicable to the project.

Deepwater Royalty Relief

In addition to the Royalty Relief Rule, the Deepwater Royalty Relief Act of 1995 (the “Deepwater Royalty Relief Act”) was enacted to promote exploration and production of oil and natural gas in the deepwater of the Gulf of Mexico and relieves eligible leases from paying royalties to the U.S. Government on certain defined amounts of deepwater production. The Deepwater Royalty Relief Act expired in the year 2000 but was extended for qualified leases by the BOEM to promote continued interest in deepwater. The Fund currently has one project, the Beta Project, which is eligible for royalty relief under the Deepwater Royalty Relief Act. The Deepwater Royalty Relief Act does not apply to oil if the prices of oil exceed certain thresholds (currently estimated to be between $44.68 per barrel and $58.01 per barrel) adjusted annually for inflation. The Deepwater Royalty Relief Act does not apply to natural gas if the prices of natural gas exceed certain thresholds (currently estimated to be between $5.58 per mmbtu and $9.67 per mmbtu) adjusted annually for inflation.

Properties

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which the Fund owned a working interest as of December 31, 2022. Productive wells are producing wells and wells mechanically capable of production. Gross wells are the total number of wells in which the Fund owns a working interest. Net wells are the sum of the Fund’s fractional working interests owned in the gross wells. All of the wells, each of which produces both oil and natural gas, are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net
Oil and natural gas	7	0.16

Acreage Data

The following table sets forth the Fund’s working interests in developed and undeveloped oil and natural gas acreage as of December 31, 2022 . Gross acres are the total number of acres in which the Fund owns a working interest. Net acres are the sum of the fractional working interests owned in gross acres. Ownership interests generally take the form of working interests in oil and natural gas leases that have varying terms. All of the Fund’s oil and natural gas acreage is located in the offshore waters of the Gulf of Mexico.

Developed Acres		Undeveloped Acres
Gross	Net	Gross	Net
23,033	518	364	8

Information regarding the Fund’s Beta Project, which is located in the offshore waters of the Gulf of Mexico, is provided in the following table. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Liquidity Needs” for information regarding the funding of the Fund’s capital commitments.

		Total Spent	Total
	Working	through	Fund
Project	Interest	December 31, 2022	Budget	Status
(in thousands)
Beta Project	2.25%	$22,511	$25,613	The Beta Project, a seven-well project, commenced production from its first two wells in 2016. Additional wells commenced production in 2017, 2018 and 2019. During 2022, the project experienced shut-in from late-March 2022 to early-June 2022 for recompletion work. During 2021, the project experienced shut-in from May 2021 to late-September 2021 for recompletion work. The project also experienced storm shut-ins during third quarter of 2021 as a result of Hurricane Ida, which passed directly through the corridor where the project is located. The Fund expects to spend $1.5 million for additional development costs and $1.6 million for asset retirement obligations.

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

The Fund’s oil and natural gas generally is sold to its customers at prevailing market prices, which fluctuate with demand as a result of related industry variables.   The markets for, and prices of, oil and natural gas have been volatile, and they are likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence; therefore, it is impossible to predict the future price of oil and natural gas with any certainty.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Commodity Price Changes,” “Results of Operations – Overview” and “Results of Operations – Oil and Gas Revenue” for information regarding the impact of prices on the Fund’s oil and gas revenue.

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

However, notwithstanding the ability of the Fund’s Beta Project to produce year-round, the project is located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather. Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November. The Fund did not experience any significant damage, shut-ins, or production stoppages due to hurricane activity in 2022.

Operators

The projects in which the Fund has invested are operated and controlled by unaffiliated third-party entities acting as operators. The operators are responsible for drilling, administration and production activities for leases jointly owned by working interest owners and act on behalf of all working interest owners under the terms of the applicable joint operating agreement. In certain circumstances, operators will enter into agreements with independent third-party subcontractors and suppliers to provide the various services required for operating leases. Currently, the Fund's Beta Project is operated by Walter Oil & Gas Corporation.

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

Salvage Fund

The Fund deposits cash in a separate interest-bearing account, or salvage fund, to provide for its proportionate share of the cost of dismantling and removal of production platforms and facilities and plugging and abandoning the wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. As of December 31, 2022, the Fund had $1.2 million invested in a salvage fund. On a monthly basis, the Fund contributes to the salvage fund a portion of its operating income to fund its asset retirement obligations as necessary. Such contributions to the salvage fund will reduce the amount of cash distributions that could otherwise be made to investors by the Fund. Any portion of the salvage fund that remains after the Fund has paid for all of its asset retirement obligations will be distributed to the shareholders and the Manager. There are no restrictions on withdrawals from the salvage fund.

Employees

The Fund has no employees. The Manager operates and manages the Fund.

Offices

The administrative office of both the Fund and the Manager is located at 14 Philips Parkway, Montvale, NJ 07645, and their phone number is 800-942-5550. The Manager leases additional office space at 230 Royal Palm Way, Suite 102, Palm Beach, FL, 33480 and 1254 Enclave Parkway, Houston, TX 77077.

Regulation

Oil and natural gas exploration, development, production and transportation activities are subject to extensive federal and state laws and regulations. Regulations governing exploration and development activities require, among other things, the Fund’s operators to obtain permits to drill projects and to meet bonding, insurance and environmental requirements in order to drill, own or operate projects. In addition, the location of projects, the method of drilling and casing projects, the restoration of properties upon which projects are drilled, and the plugging and abandoning of projects are also subject to regulation. The Fund owns the Beta Project that is located in the offshore waters of the Gulf of Mexico on the OCS. The Fund’s operations and activities are therefore governed by the OCSLA and certain other laws and regulations.

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the BOEM. Federal offshore leases are managed both by the BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”) pursuant to regulations promulgated under the OCSLA. The OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. BSEE regulates the design and operation of well control and other equipment at offshore production sites, implementation of safety and environmental management systems, and mandatory third-party compliance audits, among other requirements. BSEE adopted strict requirements for subsea drilling production equipment and had proposed new requirements to implement equipment reliability improvements, building upon enhanced industry standards for blowout preventers and blowout prevention technologies, and reforms in well design, well control, casing, cementing, real-time well monitoring and subsea containment. BSEE has also published a policy statement on safety culture with nine characteristics of a robust safety culture. In May 2019, BSEE adopted a final rule revising standards for blowout prevention systems and other well controls pertaining to offshore activities (the “2019 Well Control Rule”). The 2019 Well Control Rule became effective July 15, 2019, however compliance with certain provisions was deferred until 2021 or thereafter as specified in those provisions. The 2019 Well Control Rule imposes new requirements relating to, among, other things, well design, well control, casing, cementing, real-time well monitoring and subsea containment. On September 12, 2022, BSEE announced proposed revisions to provisions of the 2019 Well Control Rule to clarify blowout preventer system requirements and to modify specific blowout prevented equipment capability requirements. On September 14, 2022, the proposed rule was published in the Federal Register with a 60-day public comment period that closed on November 14, 2022. The 2019 Well Control Rule applies directly to operators as opposed to non-operators. On September 28, 2018, the BSEE published a final rule revising regulations relating to oil and natural gas production safety systems, subsurface safety devices and safety device testing (referred to as “Subpart H”); the rule was effective December 27, 2018. Given the fact that compliance with the 2019 Well Control Rule and Subpart H is the responsibility of the operators and the exploration and development of each well is different, the future costs associated with compliance that will be incurred by non-operators, such as the Fund, cannot be determined or estimated. On December 4, 2020, BOEM published a Record of Decision (“ROD”) for the final programmatic environmental impact statement for geological and geophysical survey activities in the Gulf of Mexico and adjacent state waters. The ROD provides for additional mitigation measures for application for future BOEM issued permits or authorizations toward further minimizing impacts of such geological and geophysical survey activities on marine resources. Violations of environmentally related lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties, which civil penalties were increased and adjusted for inflation on March 18, 2022, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities, delay or restriction of activities can result from either governmental or citizen prosecution.

BOEM Supplemental Financial Assurance Requirements

On July 14, 2016, the BOEM issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and natural gas leases and owners of pipeline rights-of-way, rights-of-use and easements on the OCS (“Lessees”).  Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance.  The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances.  On May 1, 2017, the Secretary of the Interior directed the BOEM to complete a review of NTL 2016-N01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel.

On October 16, 2020, BOEM and BSEE published a proposed new rule at 85 FR 65904 on Risk, Management, Financial Assurance and Loss Prevention, addressing the streamlining of evaluation criteria when determining whether oil, gas and sulfur leases, right-of-use and easement grant holders, and pipeline right-of-way grant holders may be required to provide bonds or other security above the prescribed amounts for base bonds to ensure compliance with the Lessees’ obligations, primarily decommissioning obligations. The proposed rule was significantly less stringent with respect to financial assurance than NTL 2016-N01. To date, the BOEM is not currently implementing NTL 2016-N01 and its status is uncertain, and BOEM has indicated that it is reviewing the proposed rule.

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

Clean Water Act. Generally, the Clean Water Act, as well as analogous state requirements, imposes liability for the unauthorized discharge of pollutants, including petroleum products, into the surface and coastal U.S. waters, except in strict conformance with discharge permits issued by the federal or delegated state agency. Regulations governing water discharges also impose other requirements, such as the obligation to prepare spill response plans. On December 11, 2018, the Environmental Protection Agency (“EPA”) and Department of the Army (“Army”) proposed a revised definition of “waters of the United States” (“WOTUS”), clarifying the limits of federal authority under the Clean Water Act. The scope of this authority, as defined under a 2015 rule, was challenged in several federal district court actions and therefore was repealed by the EPA and the Army on September 12, 2019. The repeal, which became effective on December 23, 2019, restored the previous regulation to how it existed prior to finalization of the 2015 Rule. The 2020 Navigable Waters Protection Rule (“NWPR”) was then promulgated, with a replacement definition of WOTUS, and went into effect on June 22, 2020. A recent executive order revoked a prior executive order related to WOTUS and directed agencies to review certain actions, including the NWPR. On June 9, 2021, the Department of the Army and EPA announced their intent to initiate a new rulemaking process that would both restore a pre-2015 Clean Water Rule and develop a new rule to establish a new WOTUS definition, and then sought feedback from stakeholders. On September 3, 2021, following a court order vacating the NWPR, the Department of the Army and EPA announced that they had halted implementation of the NWPR and would interpret WOTUS consistent with the pre-2015 regulatory regime. On November 18, 2021, the EPA and the Department of the Army announced the signing of a proposed rule to revise the definition of WOTUS. On December 7, 2021, the proposed rule was published in the Federal Register with a 60-day public comment period that closed on February 7, 2022. On December 30, 2022, the EPA and the Department the Army announced a final rule establishing a revised definition of WOTUS that restores the pre-2015 regulatory regime. The new WOTUS definition will become effective 60 days after the final rule is published in the Federal Register. The definition of WOTUS is central to the pending U.S. Supreme Court decision in Sackett v. EPA, S.Ct. No. 21-454. The question presented in Sackett v. EPA is whether the proper test for determining if wetlands fall within the definition of WOTUS was expressed by the plurality in Rapanos v. United States, 547 U.S. 715 (2006). Oral arguments in Sackett v. EPA were held before the U.S. Supreme Court on October 3, 2022. The Fund’s operators are responsible for compliance with the Clean Water Act, although the Fund may be liable for any failure of the operator to do so.

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

International Marine Organization 2020. In 2016, the International Marine Organization (“IMO”), a United Nations (“UN”) Agency, instituted a reduction in the sulfur specifications for global marine fuels from 3.5% to 0.5% effective January 1, 2020 in order to reduce the emissions of sulfur to the atmosphere. Shipping companies have the option to buy low sulfur fuel or install scrubbers to lower sulfur emissions to comply with the new regulation. UN member states (174 countries) are responsible for monitoring the compliance of the shipping community with this new regulation. The impact to the Fund from this 2020 regulation could be that heavier sour crudes, such as from the Beta Project, could fall in value relative to lighter sweet crudes as a result of excess high sulfur fuel on the market and subsequent refinery crude slate changes. However, the price of heavier sour crudes in the market continues to be supported by tightness in supply for such crude, new refinery capacity consuming medium/high sulfur crudes and refinery optimization around high sulfur products. As such, the Fund believes IMO 2020 will not in the future have a material impact on the Fund’s operations or financial condition.

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

Other Environmental Laws. In addition to the above, the Fund’s operations may be subject to the Resource Conservation and Recovery Act of 1976, as amended, which regulates the generation, transportation, treatment, storage, disposal and cleanup of certain hazardous wastes, as well as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, which imposes joint and several liability without regard to fault or legality of conduct on classes of persons who are considered responsible for the release of a hazardous substance into the environment. Additionally, certain of the Fund’s operations (or actions relating to same) may be subject to the National Environmental Policy Act (“NEPA”), which requires in general that federal agencies assess the environmental effects of proposed federal actions, typically in the context of projects requiring a federal permit or authorization. Development of oil and gas pipelines are among the types of activities that could trigger NEPA and require such review. On July 16, 2020, the Council on Environmental Quality (“CEQ”) published a final rule to amend NEPA regulations to, among other things, clarify when NEPA applies, amend the definition of “effect” in the agency review, streamline the NEPA review, and provide additional flexibility for public involvement. Subsequently, in 2021, the CEQ withdrew the 2020 rule and is now engaged in a comprehensive review of the 2020 rule. The CEQ issued an Interim Final Rule on June 29, 2021, which extended the deadline by two years (to September 14, 2023) for federal agencies to develop or update their NEPA implementing procedures to conform to the CEQ regulations. As part of the CEQ’s two-phased approach to its review of the 2020 rule, on April 20, 2022, the CEQ published its final rule in the Federal Register for the Phase I rulemaking to amend a certain provision of the NEPA regulations, which, restored provisions that were in effect before the 2020 modification of the rule. This Phase I rule became effective on May 20, 2022. The Fund’s operations may be subject to analogous and comparable state laws and regulations, in addition to these federal statutes and regulations.

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

Under the Fund’s LLC Agreement, the Fund has the authority to utilize derivative instruments to manage the price risk attributable to its oil and gas production. The Dodd-Frank Act mandates that many derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses. The Fund is not currently, and has not been during 2022, or at any time since 2012, a party to any derivative instruments or hedging programs.

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The information regarding the Fund’s Beta Project that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties,” is incorporated herein by reference.

Drilling Activity

During the years ended December 31, 2022 and 2021, the Fund had no drilling activity for exploratory and developmental wells.

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

The Manager’s primary technical person in charge of overseeing the Fund’s reserve estimates has a B.S. degree in Petroleum Engineering, a Master of Business Administration, and is a member of the Society of Petroleum Engineers, the Association of American Drilling Engineers and the American Petroleum Institute. With thirty-five years of industry experience, he is currently responsible for reserve reporting, engineering and economic evaluation of exploration and development opportunities, and the oversight of drilling and production operations.

The Fund’s reserve estimates as of December 31, 2022 and 2021 were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from NSAI, which is filed as Exhibit 99.1 to this Annual Report, and is incorporated herein by reference.

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

Proved Undeveloped Reserves.  As of December 31, 2022, the Fund had proved undeveloped reserves related to the Beta Project totaling 0.1 million barrels of oil, 4 thousand barrels of natural gas liquid (“NGL”) and 23 thousand mcf of natural gas. As of December 31, 2021, the Fund had proved undeveloped reserves related to the Beta Project totaling 0.1 million barrels of oil, 5 thousand barrels of NGL and 26 thousand mcf of natural gas. The Beta Project was determined to be a discovery in 2012 and commenced production in 2016.

The proved undeveloped reserves relating to the Beta Project, which were initially assigned at the end of the year 2021, are associated with planned well recompletions. During the year ended December 31, 2022, the Fund incurred costs to advance the development of its proved undeveloped reserves of $0.5 million, related to the Beta Project. As a result, proved undeveloped reserves of 41 thousand barrels of oil, 3 thousand barrels of NGL and 17 thousand mcf of natural gas were converted to proved developed producing reserves during 2022. The Fund expects additional recompletion operations to be completed in 2027 and 2028 related to the Beta Project.

Information regarding estimated future development costs relating to the Beta Project, which is contained in Item 1. “Business” of this Annual Report under the heading “Properties,” is incorporated herein by reference. Estimated future development costs include capital spending on planned well recompletions.

Production and Prices

The information regarding the Fund’s production of oil and natural gas, and certain price and cost information during the years ended December 31, 2022 and 2021 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments

As of December 31, 2022, the Fund had no delivery obligations or delivery commitments under any existing contracts.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of January 31, 2023, there were 1,432 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement. At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders. Distributions may be impacted by amounts of future capital required for the costs associated with the well recompletions for the Beta Project, as budgeted, as well as the funding of estimated asset retirement obligations. Distributions may also be impacted by fluctuations in oil and natural gas commodity prices. There is no requirement to distribute available cash and, as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. During the years ended December 31, 2022 and 2021, the Fund paid distributions totaling $5.9 million and $1.0 million, respectively.

ITEM 6. [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Fund’s Business

The Fund was organized primarily to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of oil and natural gas projects. Distributions to shareholders, if any, are funded from available cash from operations, as defined in the Fund’s LLC Agreement, and the frequency and amount are within the Manager’s discretion. The Fund’s capital has been fully invested and as a result, the Fund will not invest in any new projects and will limit its investment activities, if any, to those projects in which it currently has a working interest.

The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for the Fund’s operations. The Manager does not currently, nor is there any plan to, operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all development and producing operations, as appropriate. The Manager also participates in distributions. See Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties” for more information regarding the Fund’s Beta Project.

Market Conditions

The oil and gas market, and the global economy in general, is subject to sources of uncertainty relating to: (i) further escalation in the Russia-Ukraine conflict, which could result in a major oil supply disruption; (ii) prolonged high inflationary environment, which could result in a deep global recession; and (iii) the refilling of strategic petroleum reserves by the U.S. and other nations, which could add to crude demand and potentially push oil prices higher. While the current outlook for oil and natural gas commodity prices is favorable, different outcomes of these issues would have different impacts on global economic growth and the performance of financial markets going into 2023 and the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could affect the Fund’s liquidity and expected operating results. However, because the Fund owns the Beta Project with no debt and the project is a long-lived asset that is expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility in the global oil and gas market.

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

Oil and natural gas commodity prices have been subject to significant volatility most recently due to the issues impacting market conditions described above. Although volatile, the overall trend for the crude oil market has been favorable during the year ended December 31, 2022, which positively impacted cash flow generated by the Beta Project. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for the costs associated with the well recompletions for the Beta Project, as budgeted. See “Results of Operations” under this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the average oil and natural gas prices received by the Fund during the years ended December 31, 2022 and 2021 and the effect of such average prices on the Fund’s results of operations.

Market pricing for oil and natural gas is volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

•	worldwide economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks, including war (such as the invasion of Ukraine by Russia), terrorism, political unrest, or health epidemics;

•	weather conditions;

•	economic conditions, including the impact of continued inflation and associated changes in monetary policy and demand for petroleum-based products;

•	actions by OPEC, the Organization of the Petroleum Exporting Countries;

•	political instability in the Middle East and other major oil and gas producing regions;

•	governmental regulations (inclusive of impacts of climate change), both domestic and foreign;

•	domestic and foreign tax policy;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•	the supply and price of foreign oil and gas;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	the overall supply and demand for oil and gas; and

•	the price and availability of alternate fuel sources.

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

Results of Operations

The following table summarizes the Fund’s results of operations during the years ended December 31, 2022 and 2021, and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2022	2021
	(in thousands)
Revenue
Oil and gas revenue	$7,508	$4,364
Other revenue	421	500
Total revenue	7,929	4,864
Expenses
Depletion and amortization	2,804	3,063
Operating expenses	746	541
General and administrative expenses	234	229
Total expenses	3,784	3,833
Income from operations	4,145	1,031
Interest income (expense)	8	(76)
Net income	$4,153	$955

Overview. The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2022 and 2021. NGL sales are included within gas sales.

	Year ended December 31,
	2022	2021
Number of wells producing	7	7
Total number of production days	2,463	2,232
Oil sales (in thousands of barrels)	75	61
Average oil price per barrel	$91	$66
Gas sales (in thousands of mcfs)	101	75
Average gas price per mcf	$6.68	$4.56

The production related increases noted in the table above were attributable to the Beta Project, which experienced significant periods of shut-ins during 2021 compared to 2022 due to well recompletion during May 2021 to September 2021 and storm-related safety shut-in during third quarter 2021. In addition, the Beta Project experienced increases in production rates during 2022 compared to 2021 from two of the project’s wells, which were recompleted and have been producing from new reservoir sands.

See Item 1. “Business” of this Annual Report under the heading “Properties” for more information.

Oil and Gas Revenue. Oil and gas revenue during the year ended December 31, 2022 was $7.5 million, an increase of $3.1 million from the year ended December 31, 2021. The increase was attributable to increased oil and gas prices totaling $2.1 million coupled with increased sales volume totaling $1.1 million.

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

Depletion and Amortization. Depletion and amortization during the year ended December 31, 2022 was $2.8 million, a decrease of $0.3 million from the year ended December 31, 2021. The decrease was primarily attributable to a decrease in the average depletion rate totaling $1.1 million, partially offset by an increase in production volumes totaling $0.8 million. The decrease in the average depletion rate was primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Year ended December 31,
	2022	2021
	(in thousands)
Lease operating expense	$378	$237
Transportation and processing expense	234	180
Insurance expense	77	93
Accretion expense	37	37
Workover expense and other	20	(6)
	$746	$541

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.7 million ($7.52 per barrel of oil equivalent or “BOE”) during the year ended December 31, 2022, compared to $0.5 million ($6.97 per BOE) during the year ended December 31, 2021. The increase in production costs during the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to the increased oil and gas production from two of the Beta Project’s wells, which were recompleted and have been producing from new reservoir sands. Production costs per BOE were relatively consistent during the year ended December 31, 2022 compared to the year ended December 31, 2021.

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

Interest Income (Expense). During the year ended December 31, 2022, interest income (expense) was comprised of interest income earned on cash and cash equivalents and salvage fund. During the year ended December 31, 2021, interest income (expense) was comprised of interest expense and amortization of debt discounts related to the Fund’s long-term borrowings.  The Fund fully repaid its loan related to the Beta Project as of December 31, 2021.

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the year ended December 31, 2022 were $7.0 million, primarily related to revenue received of $7.9 million, partially offset by operating expenses of $0.7 million and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities during the year ended December 31, 2021 were $3.7 million, related to revenue received of $4.8 million, partially offset by operating expenses of $0.5 million, the settlement of asset retirement obligations of $0.3 million, general and administrative expenses of $0.2 million and interest payments of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the year ended December 31, 2022 were $0.8 million, primarily related to capital expenditures for oil and gas properties of $0.5 million and investments in salvage fund of $0.3 million.

Cash flows used in investing activities during the year ended December 31, 2021 were $0.7 million, related to capital expenditures for oil and gas properties of $0.8 million and investments in salvage fund of $0.3 million, partially offset by proceeds from the salvage fund of $0.3 million.

Financing Cash Flows

Cash flows used in financing activities during the year ended December 31, 2022 were $5.9 million, related to manager and shareholder distributions.

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

Capital expenditures for oil and gas properties have been funded with the capital raised by the Fund in its private placement offering and through debt financing. The Fund’s capital has been fully invested and as a result, the Fund will not invest in any new projects and will limit its investment activities, if any, to those projects in which it currently has a working interest. Such investment activities, which include estimated capital spending on planned well recompletions for the Beta Project, are expected to be funded from cash flows from operations and existing cash-on-hand and not from equity, debt or off-balance sheet financing arrangements.

See Item 1. “Business” of this Annual Report under the heading “Properties” and “Liquidity Needs” below for additional information.

Liquidity Needs

The Fund’s primary short-term and long-term liquidity needs are to fund its operations and capital expenditures for its oil and gas properties. Such needs are funded utilizing operating income and existing cash on-hand.

As of December 31, 2022, the Fund’s estimated capital commitments related to its oil and gas properties were $3.1 million (which include asset retirement obligations for the Fund’s projects of $1.6 million), of which $40 thousand is expected to be spent during the year ending December 31, 2023. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Beta Project. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Overriding Royalty Interest

Effective January 1, 2023, the fixed percentage overriding royalty interest of 6.25% in the Fund’s net revenue interest in the Beta Project’s oil and natural gas production becomes payable to the Fund’s former lender, which was conveyed pursuant to the Fund’s credit agreement applicable to the project.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of December 31, 2022 and 2021, other than those discussed in “Capital Expenditures” above.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2022. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2022.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework (2013). Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2022, the Fund’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager. The Manager has very broad authority, including the authority to appoint the executive officers of the Fund. Executive officers of the Fund and their ages as of December 31, 2022 are as follows:

Name, Age and Position with Registrant

Robert E. Swanson, 75 Chief Executive Officer

Kenneth W. Lang, 68 President

Kathleen P. McSherry, 57 Executive Vice President, Chief Financial Officer and Assistant Secretary

Daniel V. Gulino, 62 Senior Vice President - Legal and Secretary

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

Kenneth W. Lang has served as the President of Ridgewood Energy since June 2009 and is a member of the Investment Committee. Prior to joining the Fund, Mr. Lang was with BP for twenty-four years, ultimately serving for his last two years with BP as Senior Vice President for BP’s Gulf of Mexico business and a member of the Board of Directors for BP America, Inc. Prior to that, Mr. Lang was Vice President – Production for BP. After twenty-four years of service to BP, Mr. Lang retired and devoted fifteen months of personal time to pursue and explore other interests. Mr. Lang is a graduate of the University of Houston.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 830.5577 shares outstanding as of January 31, 2023. The following table sets forth information with respect to beneficial ownership of the Shares as of January 31, 2023 (no person owns more than 5% of the Shares). Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Shares shown as beneficially owned by them. Other than as indicated below, no officer of the Manager or the Fund owns any of the Shares.

Name of beneficial owner	Number of shares	Percent
Robert E. Swanson, Chief Executive Officer	2.0	*
Executive officers as a group	2.0	*

* Represents less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, equal to 2.5% of total shareholder contributions. During 2009, the Manager elected to waive its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs related to services provided by the Manager for accounting and investor relations. Such costs, totaling $80 thousand for each of the years ended December 31, 2022 and 2021, are included within general and administrative expenses.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2022 and 2021 were $0.9 million and $0.2 million, respectively.

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

The Fund and other third-party working interest owners in the Beta Project (collectively, the “Beta Project Owners”) are parties to a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II, L.P. (“Institutional Fund II”) and other third-party working interest owners in the Claiborne Project (collectively, the “Producers”), whereby the Beta Project Owners will provide services related to the production handling and delivery of oil and natural gas production from the Claiborne Project via their owned Beta Project production facility. The PHA was effective on December 12, 2016 and will continue in effect unless terminated by default, by the Beta Project Owners or the Producers pursuant to the terms of the PHA (as amended on February 10, 2017, March 9, 2017, September 19, 2018, November 30, 2018 and December 1, 2018). On September 23, 2020, a third-party working interest owner of the Claiborne Project executed a consent letter to assign the rights to the services under the PHA to Ridgewood Rattlesnake, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund III, L.P. (“Institutional Fund III”). On May 12, 2022, a third-party working interest owner executed an assignment and bill of sale agreement to assign the rights to the services under the PHA to Ridgewood Institutional IV Prospective Leases, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund IV, L.P. (“Institutional Fund IV”). Institutional Fund II, Institutional Fund III and Institutional Fund IV are entities that are managed by the Fund’s Manager. Under the terms of the PHA, the Producers have agreed to pay the Beta Project Owners a fixed production handling fee for each barrel of oil and mcf of natural gas produced through the Beta Project production facility. See Note 2 of “Notes to Financial Statements” – “Related Parties” contained in Item 8. “Financial Statements and Supplementary Data” within this Annual Report for more information regarding the PHA.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP during the years ended December 31, 2022 and 2021.

	Year ended December 31,
	2022	2021
	(in thousands)
Audit fees (1)	$82	$85

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

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

RIDGEWOOD ENERGY Q FUND, LLC

Date: February 27, 2023	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT E. SWANSON	Chief Executive Officer	February 27, 2023
Robert E. Swanson	(Principal Executive Officer)

/s/ KATHLEEN P. MCSHERRY	Executive Vice President, Chief Financial Officer	February 27, 2023
Kathleen P. McSherry	and Assistant Secretary (Principal Financial and Accounting Officer)

RIDGEWOOD ENERGY CORPORATION

BY: /s/ ROBERT E. SWANSON	Chief Executive Officer of the Manager	February 27, 2023
Robert E. Swanson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Manager of Ridgewood Energy Q Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ridgewood Energy Q Fund, LLC (the "Fund") as of December 31, 2022 and 2021, the related statements of operations, changes in members' capital, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

The Fund’s oil and gas properties, net balance was $5.1 million as of December 31, 2022 and depletion and amortization expense recognized was $2.8 million for the period ended December 31, 2022. No impairment was recognized during 2022.

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

Morristown, New Jersey

February 27, 2023

We have served as the Fund's auditor since 2006.

RIDGEWOOD ENERGY Q FUND, LLC

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,400	$1,135
Salvage fund	40	46
Production receivable	502	453
Due from affiliate (Note 2)	13	26
Other current assets	47	49
Total current assets	2,002	1,709
Salvage fund	1,175	859
Oil and gas properties:
Proved properties	24,397	23,726
Less: accumulated depletion and amortization	(19,319)	(16,514)
Total oil and gas properties, net	5,078	7,212
Total assets	$8,255	$9,780

Liabilities and Members' Capital
Current liabilities:
Due to operators	$33	$38
Accrued expenses	138	64
Asset retirement obligations	40	46
Total current liabilities	211	148
Asset retirement obligations	642	440
Total liabilities	853	588
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(8,670)	(7,779)
Retained earnings	8,221	7,201
Manager's total	(449)	(578)
Shareholders:
Capital contributions (1,335 shares authorized; 830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(49,130)	(44,078)
Accumulated deficit	(51,986)	(55,119)
Shareholders' total	7,851	9,770
Total members' capital	7,402	9,192
Total liabilities and members' capital	$8,255	$9,780

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2022	2021
Revenue
Oil and gas revenue	$7,508	$4,364
Other revenue	421	500
Total revenue	7,929	4,864
Expenses
Depletion and amortization	2,804	3,063
Operating expenses	746	541
General and administrative expenses	234	229
Total expenses	3,784	3,833
Income from operations	4,145	1,031
Interest income (expense)	8	(76)
Net income	$4,153	$955

Manager Interest
Net income	$1,020	$588

Shareholder Interest
Net income	$3,133	$367
Net income per share	$3,772	$442

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

(in thousands, except share data)

	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2020	830.5577	$(1,015)	$10,259	$9,244
Distributions	-	(151)	(856)	(1,007)
Net income	-	588	367	955
Balances, December 31, 2021	830.5577	$(578)	$9,770	$9,192
Distributions	-	(891)	(5,052)	(5,943)
Net income	-	1,020	3,133	4,153
Balances, December 31, 2022	830.5577	$(449)	$7,851	$7,402

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2022	2021

Cash flows from operating activities
Net income	$4,153	$955
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	2,804	3,063
Accretion expense	37	37
Amortization of debt discounts	-	8
Changes in assets and liabilities:
Increase in production receivable	(49)	(149)
Decrease in due from affiliate	13	101
Decrease in other current assets	2	14
Increase in due to operators	3	7
Increase in accrued expenses	74	18
Settlement of asset retirement obligations	(6)	(339)
Net cash provided by operating activities	7,031	3,715

Cash flows from investing activities
Capital expenditures for oil and gas properties	(513)	(795)
Proceeds from salvage fund	6	339
Increase in salvage fund	(316)	(265)
Net cash used in investing activities	(823)	(721)

Cash flows from financing activities
Repayments of long-term borrowings	-	(1,379)
Distributions	(5,943)	(1,007)
Net cash used in financing activities	(5,943)	(2,386)

Net increase in cash and cash equivalents	265	608
Cash and cash equivalents, beginning of year	1,135	527
Cash and cash equivalents, end of year	$1,400	$1,135

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$68

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$-	$8

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

Cash and Cash Equivalents

All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of December 31, 2022, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution. As of December 31, 2022, the Fund’s bank balances, including salvage fund, were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2022	2021
	(in thousands)
Accrued royalty	$77	$-
Accrued accounting and legal fees	61	64
	$138	$64

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred based on expected future cash outflows required to satisfy the obligation discounted at the Fund’s credit-adjusted risk-free rate. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. Annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. The Fund maintains a salvage fund to provide for the funding of future asset retirement obligations. The following table presents changes in asset retirement obligations during the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Balance, beginning of year	$486	$857
Liabilities settled	(6)	(339)
Accretion expense	37	37
Revision of estimates	165	(69)
Balance, end of year	$682	$486

Syndication Costs

Syndication costs are direct costs incurred by the Fund in connection with the offering of the Fund’s shares, including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition

Oil and gas revenues from contracts with customers are recognized at the point when control of oil and natural gas is transferred to the customers in accordance with Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Fund’s revenue recognition policies, performance obligations and significant judgements in applying ASC 606 are described below.

Oil and Gas Revenue

Generally, the Fund sells oil and natural gas under two types of agreements, which are common in the oil and gas industry. Natural gas liquid (“NGL”) sales are included within gas revenues. The Fund’s oil and natural gas generally are sold to its customers at prevailing market prices based on an index in which the prices are published, adjusted for pricing differentials, quality of oil and pipeline allowances.

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

The Fund assesses the performance obligations promised in its oil and natural gas contracts based on each unit of oil and natural gas that will be transferred to its customer because each unit is capable of being distinct. The Fund satisfies its performance obligation when control transfers at a point in time when its customer is able to direct the use of, and obtain substantially all of the benefits from, the oil and natural gas delivered. Under each of the Fund’s oil and natural gas contracts, contract prices are variable and based on an index in which the prices are published, which fluctuate as a result of related industry variables, adjusted for pricing differentials, quality of the oil and pipeline allowances. The use of index-based pricing with predictable differentials reduces the level of uncertainty related to oil and natural gas prices. Additionally, any variable consideration is not constrained. Payments are received in the month following the oil and natural gas production month. Adjustments that occur after delivery are reflected in revenue in the month payments are received.

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

Prior Period Performance Obligations

The Fund records oil and gas revenue in the month production is delivered to its customers. However, settlement statements for residue gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered. As a result, the Fund is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the residue gas and NGLs. The Fund records the differences between its estimates and the actual amounts received in the month that the payment is received from the customer. The Fund has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During the years ended December 31, 2022 and 2021, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

Impairment of Long-Lived Assets

The Fund reviews the carrying value of its oil and gas properties for impairment whenever events and circumstances indicate that the recorded carrying value of its oil and gas properties may not be recoverable. Recoverability is evaluated by comparing estimated future net undiscounted cash flows to the carrying value of the oil and gas properties at the time of the review. If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the oil and gas properties is impaired, and written down to fair value. Fair value is determined using valuation techniques that include both market and income approaches and use Level 3 inputs. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, estimates of oil and gas reserves and future development costs or discount rates could result in a significant impact on the amount of impairment.

There were no impairments of oil and gas properties during the years ended December 31, 2022 and 2021. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

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

Income Taxes

No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders. The Fund files U.S. Federal and State tax returns and the 2019 through 2021 tax returns remain open for examination by tax authorities.

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

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the year ended December 31, 2022 and through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2. Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. During 2009, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs, totaling $80 thousand for each of the year ended December 31, 2022 and 2021, are included within general and administrative expenses.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the years ended December 31, 2022 and 2021 were $0.9 million and $0.2 million, respectively.

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

Production Handling, Gathering and Operating Services Agreement

The Fund and other third-party working interest owners in the Beta Project (collectively, the “Beta Project Owners”) are parties to a production handling, gathering and operating services agreement (“PHA”) with Ridgewood Claiborne, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund II, L.P. (“Institutional Fund II”) and other third-party working interest owners in the Claiborne Project (collectively, the “Producers”), whereby the Beta Project Owners will provide services related to the production handling and delivery of oil and natural gas production from the Claiborne Project via their owned Beta Project production facility. The PHA was effective on December 12, 2016 and will continue in effect unless terminated by default, by the Beta Project Owners or the Producers pursuant to the terms of the PHA (as amended on February 10, 2017, March 9, 2017, September 19, 2018, November 30, 2018 and December 1, 2018). On September 23, 2020, a third-party working interest owner of the Claiborne Project executed a consent letter to assign the rights to the services under the PHA to Ridgewood Rattlesnake, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund III, L.P. (“Institutional Fund III”). On May 12, 2022, a third-party working interest owner executed an assignment and bill of sale agreement to assign the rights to the services under the PHA to Ridgewood Institutional IV Prospective Leases, LLC, a wholly-owned entity of Ridgewood Energy Oil & Gas Fund IV, L.P. (“Institutional Fund IV”). Institutional Fund II, Institutional Fund III and Institutional Fund IV are entities that are managed by the Fund’s Manager. Under the terms of the PHA, the Producers have agreed to pay the Beta Project Owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility.

During each of the years ended December 31, 2022 and 2021, the Fund earned $0.2 million, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of December 31, 2022 and 2021, the Fund’s receivables of $13 thousand and $26 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3. Commitments and Contingencies

Capital Commitments

As of December 31, 2022, the Fund’s estimated capital commitments related to its oil and gas properties were $3.1 million (which include asset retirement obligations for the Fund’s projects of $1.6 million), of which $40 thousand is expected to be spent during the year ending December 31, 2023. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Beta Project. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Overriding Royalty Interest (ORRI)

Effective January 1, 2023, the fixed percentage ORRI of 6.25% in the Fund’s net revenue interest in the Beta Project’s oil and natural gas production becomes payable to the Fund’s former lender, which was conveyed pursuant to the Fund’s credit agreement applicable to the project. The ORRI will be recorded as a reduction to oil and gas revenue on the Fund’s statement of operations and as accrued royalty within “Accrued expenses” on the Fund’s balance sheet.

Impact from market conditions

The oil and gas market, and the global economy in general, is subject to sources of uncertainty relating to: (i) further escalation in the Russia-Ukraine conflict, which could result in a major oil supply disruption; (ii) a prolonged high inflationary environment, which could result in a deep global recession; and (iii) the refilling of strategic petroleum reserves by the U.S. and other nations, which could add to crude demand and potentially push oil prices higher. The impact of these matters on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of December 31, 2022 and 2021, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Supplemental Financial Assurance Requirements

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and natural gas leases and owners of pipeline rights-of-way, rights-of-use and easements on the Outer Continental Shelf (“Lessees”).  Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance.  The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances.  On May 1, 2017, the Secretary of the U.S. Department of the Interior (“Interior”) directed the BOEM to complete a review of NTL 2016-N01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel.

On October 16, 2020, BOEM and the Bureau of Safety and Environmental Enforcement published a proposed new rule at 85 FR 65904 on Risk, Management, Financial Assurance and Loss Prevention, addressing the streamlining of evaluation criteria when determining whether oil, gas and sulfur leases, right-of-use and easement grant holders, and pipeline right-of-way grant holders may be required to provide bonds or other security above the prescribed amounts for base bonds to ensure compliance with the Lessees’ obligations, primarily decommissioning obligations. The proposed rule was significantly less stringent with respect to financial assurance than NTL 2016-N01. To date, the BOEM is not currently implementing NTL 2016-N01 and its status is uncertain, and BOEM has indicated that it is reviewing the proposed rule.

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

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2022	2021
	(in thousands)
Proved properties	$24,397	$23,726
Accumulated depletion and amortization	(19,319)	(16,514)
Oil and gas properties, net	$5,078	$7,212

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2022	2021
	(in thousands)
Development costs	$671	$753
	$671	$753

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc. at December 31, 2022 and 2021. These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules. Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2022				December 31, 2021
	United States
	Oil (MBBL)	NGL (MBBL)	Gas (MMCF)	Total (MBOE) (a)	Oil (MBBL)	NGL (MBBL)	Gas (MMCF)	Total (MBOE) (a)

Proved developed and undeveloped reserves:
Beginning of year	241.7	18.9	98.2	276.9	179.6	15.3	87.8	209.5
Revisions of previous estimates (b)	(0.8)	4.5	35.9	9.8	122.8	10.1	47.6	140.9
Production	(74.8)	(9.0)	(47.8)	(91.8)	(60.7)	(6.5)	(37.2)	(73.5)
End of year	166.1	14.4	86.3	194.9	241.7	18.9	98.2	276.9

Proved developed reserves:
Beginning of year	180.4	13.9	72.2	206.3	179.6	15.3	87.8	209.5
End of year	109.5	10.6	63.4	130.6	180.4	13.9	72.2	206.3

Proved undeveloped reserves:
Beginning of year	61.3	5.0	26.0	70.6	-	-	-	-
End of year	56.6	3.8	22.9	64.3	61.3	5.0	26.0	70.6

(a)	BOE refers to barrel of oil equivalent. Barrel of oil equivalent is based on six MCF of natural gas to one barrel of oil or one barrel of NGL, which reflects an energy content equivalency and not a price or revenue equivalency.
(b)	Revisions of previous estimates were attributable to well performance.
(c)	Effective January 1, 2023, the fixed percentage overriding royalty interest (“ORRI”) of 6.25% in the Fund’s net revenue interest in the Beta Project’s oil and natural gas production becomes payable to the Fund’s former lender, which was conveyed pursuant to the Fund’s credit agreement applicable to the project. The reserves shown in the above table reflect the Fund’s interest in the Beta Project as it existed prior to the effective date of the ORRI.

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

	December 31,
	2022	2021
	(in thousands)
Future cash inflows	$15,986	$15,821
Future production costs	(3,598)	(3,200)
Future development costs	(3,142)	(2,391)
Future net cash flows	9,246	10,230
10% annual discount for estimated timing of cash flows	(1,174)	(1,846)
Standardized measure of discounted future net cash flows	$8,072	$8,384

Effective January 1, 2023, the fixed percentage ORRI of 6.25% in the Fund’s net revenue interest in the Beta Project’s oil and natural gas production becomes payable to the Fund’s former lender, which was conveyed pursuant to the Fund’s credit agreement applicable to the project. The future cash inflows or future revenue shown in the above table reflect the Fund’s interest in the Beta Project as it existed prior to the effective date of the ORRI.

Table V - Changes in the Standardized Measure for Discounted Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2022	2021
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$4,862	$5,473
Sales and transfers of oil and gas produced during the period	(6,819)	(3,854)
Changes in estimated future development costs	(751)	(287)
Net change due to revisions in quantities estimates	540	5,261
Accretion of discount	838	194
Other	1,018	(344)
Aggregate change in the standardized measure of discounted future net cash flows for the year	$(312)	$6,443

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

