Form 10-Q
period 2023-03-31
RIDGEWOOD ENERGY Q FUND LLC
filed 2023-05-08
CIK 1338474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

As of May 8, 2023, there were 830.5577 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY Q FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,365	$1,400
Salvage fund	40	40
Production receivable	395	502
Due from affiliate (Note 2)	12	13
Other current assets	31	47
Total current assets	1,843	2,002
Salvage fund	1,234	1,175
Oil and gas properties:
Proved properties	24,408	24,397
Less: accumulated depletion and amortization	(19,986)	(19,319)
Total oil and gas properties, net	4,422	5,078
Total assets	$7,499	$8,255

Liabilities and Members' Capital
Current liabilities:
Due to operators	$27	$33
Accrued expenses	133	138
Asset retirement obligations	40	40
Total current liabilities	200	211
Asset retirement obligations	656	642
Total liabilities	856	853
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(8,837)	(8,670)
Retained earnings	8,367	8,221
Manager's total	(470)	(449)
Shareholders:
Capital contributions (1,335 shares authorized; 830.5577 issued and outstanding)	123,037	123,037
Syndication costs	(14,070)	(14,070)
Distributions	(50,074)	(49,130)
Accumulated deficit	(51,780)	(51,986)
Shareholders' total	7,113	7,851
Total members' capital	6,643	7,402
Total liabilities and members' capital	$7,499	$8,255

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2023	2022
Revenue
Oil and gas revenue	$1,153	$1,650
Other revenue	83	115
Total revenue	1,236	1,765
Expenses
Depletion and amortization	664	622
Operating expenses	168	167
General and administrative expenses	62	58
Total expenses	894	847
Income from operations	342	918
Interest income	10	-
Net income	$352	$918

Manager Interest
Net income	$146	$226

Shareholder Interest
Net income	$206	$692
Net income per share	$248	$833

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Three months ended March 31, 2023
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2022	-	830.5577	$(449)	$7,851	$7,402
Distributions	-	-	(167)	(944)	(1,111)
Net income	-	-	146	206	352
Balances, March 31, 2023		830.5577	$(470)	$7,113	$6,643

	Three months ended March 31, 2022
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2021	-	830.5577	$(578)	$9,770	$9,192
Distributions	-	-	(114)	(643)	(757)
Net income	-	-	226	692	918
Balances, March 31, 2022		830.5577	$(466)	$9,819	$9,353

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY Q FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2023	2022

Cash flows from operating activities
Net income	$352	$918
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	664	622
Accretion expense	14	9
Changes in assets and liabilities:
Decrease (increase) in production receivable	107	(168)
Decrease in due from affiliate	1	1
Decrease in other current assets	16	25
Decrease in due to operators	(6)	(3)
Decrease in accrued expenses	(5)	(6)
Credit from (settlement of) asset retirement obligations	3	(5)
Net cash provided by operating activities	1,146	1,393

Cash flows from investing activities
Capital expenditures for oil and gas properties	(11)	(37)
Proceeds from salvage fund	-	5
Increase in salvage fund	(59)	(52)
Net cash used in investing activities	(70)	(84)

Cash flows from financing activities
Distributions	(1,111)	(757)
Net cash used in financing activities	(1,111)	(757)

Net (decrease) increase in cash and cash equivalents	(35)	552
Cash and cash equivalents, beginning of period	1,400	1,135
Cash and cash equivalents, end of period	$1,365	$1,687

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$-	$22

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

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations, changes in members’ capital and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The financial position, results of operations, changes in members’ capital and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2022 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K (“2022 Annual Report”) filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2022, but does not include all annual disclosures required by GAAP.

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2022 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three months ended March 31, 2023.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During the three months ended March 31, 2023 and 2022, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during the three months ended March 31, 2023 and 2022. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the three months ended March 31, 2023 and through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. During 2009, the Manager waived its management fee for the remaining life of the Fund. Upon the waiver of the management fee, the Fund began recording costs, totaling $20 thousand per quarter, representing reimbursements to the Manager, related to services provided by the Manager for accounting and investor relations. Such costs are included on the statements of operations within general and administrative expenses. Management reimbursement costs during each of the three months ended March 31, 2023 and 2022 were $20 thousand.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three months ended March 31, 2023 and 2022 were $0.2 million and $0.1 million, respectively.

The Fund utilizes Beta Sales and Transport, LLC, a wholly-owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Beta Project.

The Fund is a party to a production handling, gathering and operating services agreement (“PHA”) with affiliated entities and other third-party working interest owners in the Claiborne Project. Under the terms of the PHA, the Claiborne Project producers have agreed to pay the Beta Project owners a fixed production handling fee for each barrel of oil and mcf of natural gas processed through the Beta Project production facility. During the three months ended March 31, 2023 and 2022, the Fund earned $35 thousand and $39 thousand, respectively, representing its proportionate share of the production handling fees earned from affiliates, which are included within “Other revenue” on the Fund’s statements of operations. As of March 31, 2023 and December 31, 2022, the Fund’s receivables of $12 thousand and $13 thousand, respectively, related to the Fund’s proportionate share of revenue from affiliates are included within “Due from affiliate” on the Fund’s balance sheets. The receivables are settled by issuance of a non-cash credit from the Beta Project operator to the Fund on behalf of the Claiborne Project working interest owners when the operator performs the joint interest billing of the lease operating expenses due from the Fund. However, if applying the joint interest billing credit results in a net credit balance due to the Fund, the Beta Project operator remits such balance in cash to the Fund.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Commitments and Contingencies

Capital Commitments

As of March 31, 2023, the Fund’s estimated capital commitments related to its oil and gas properties were $3.1 million (which include asset retirement obligations for the Fund’s projects of $1.6 million), of which $40 thousand is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Beta Project.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from Market Conditions

Although oil and natural gas commodity prices have been steady compared to 2022, the outlook for the oil and gas market continues to be volatile. The biggest downside risk facing the oil market is the pullback in energy demand, which could result from global recession likely driven, in large part, by a prolonged high inflationary environment. In addition, ongoing geopolitical uncertainty will continue to dictate oil and natural gas commodity prices, including, among other things, the ongoing Russia-War conflict, production decisions by OPEC Plus and China’s evolving policies post-coronavirus pandemic. The impact of these matters on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2023 and December 31, 2022, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Supplemental Financial Assurance Requirements

In 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL 2016-N01”), which discontinued and materially replaced existing policies and procedures regarding supplemental bonding requirements. To date, the BOEM is not currently implementing NTL 2016-N01 and its status is uncertain, and the BOEM has indicated that it is reviewing the proposed rule. The BOEM may require the Fund to fully secure all of its potential abandonment liabilities, which potentially could increase costs to the Fund. The Fund is not able to evaluate the impact of the proposed new rule on its operations or financial condition until a final rule is issued or some other definitive action is taken by the Interior or BOEM.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy Q Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the impact on the Fund’s business and operations of any future widespread health emergencies or public health crises such as pandemics and epidemics, weather conditions, such as hurricanes, changes in market and other conditions affecting the pricing, production and demand of oil and natural gas, the cost and availability of equipment, the military conflict between Russia and Ukraine and the global response to such conflict, and changes in domestic and foreign governmental regulations. Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity. Forward-looking statements made in this document speak only as of the date on which they are made. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

There were no changes to the Fund’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

Market Conditions

Although oil and natural gas commodity prices have been steady compared to 2022, the outlook for the oil and gas market continues to be volatile. The biggest downside risk facing the oil market is the pullback in energy demand, which could result from global recession likely driven, in large part, by a prolonged high inflationary environment. In addition, ongoing geopolitical uncertainty will continue to dictate oil and natural gas commodity prices, including, among other things, the ongoing Russia-War conflict, production decisions by OPEC Plus and China’s evolving policies post-Coronavirus pandemic. Different outcomes of these issues would have different impacts on global economic growth and the performance of financial markets in 2023 and the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could affect the Fund’s liquidity and expected operating results. However, because the Fund owns the Beta Project with no debt and the project is a long-lived asset that is expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility in the global oil and gas market.

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

Oil and natural gas commodity prices have been subject to significant volatility most recently due to the issues impacting market conditions described above. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for the costs associated with the well recompletions for the Beta Project, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2023 and 2022 and the effect of such average prices on the Fund’s results of operations.

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

Business Update

Information regarding the Fund’s Beta Project, which is located in the United States offshore waters in the Gulf of Mexico, is provided in the following table. See “Liquidity Needs” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for information regarding the funding of the Fund’s capital commitments.

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2023	Budget	Status
(in thousands)

Beta Project	2.25%	$22,522	$25,624	The Beta Project, a seven-well project, commenced production from its first two wells in 2016. Additional wells commenced production in 2017, 2018 and 2019. During 2022, the project experienced shut-in from late-March 2022 to early-June 2022 for recompletion work. The Fund expects to spend $1.5 million for additional development costs and $1.6 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three months ended March 31, 2023 and 2022, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2023	2022
	(in thousands)
Revenue
Oil and gas revenue	$1,153	$1,650
Other revenue	83	115
Total revenue	1,236	1,765
Expenses
Depletion and amortization	664	622
Operating expenses	168	167
General and administrative expenses	62	58
Total expenses	894	847
Income from operations	342	918
Interest income	10	-
Net income	$352	$918

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three months ended March 31, 2023 and 2022. Natural gas liquid sales are included within gas sales.

	Three months ended March 31,
	2023	2022
Number of wells producing	7	7
Total number of production days	609	605
Oil sales (in thousands of barrels)	15	17
Average oil price per barrel	$71	$91
Gas sales (in thousands of mcfs)	22	19
Average gas price per mcf	$3.73	$5.78

The increases in production days and gas sales volume noted in the table above were primarily attributable to one well in the Beta Project, which was shut-in in late-March 2022 due to recompletion work. The well resumed production in early-June 2022 and has been producing at an increased flow rate from new reservoir sands. The decrease in oil sales volume noted in the table above was primarily attributable to the natural declines in production from the other Beta Project’s wells. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended March 31, 2023 was $1.2 million, a decrease of $0.5 million from the three months ended March 31, 2022. The decrease was primarily attributable to decreased oil and gas prices totaling $0.4 million coupled with decreased oil sales volume totaling $0.1 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Other Revenue. Other revenue is generated from the Fund’s production handling, gathering and operating services agreement with affiliated entities and other third parties.

Depletion and Amortization. Depletion and amortization during the three months ended March 31, 2023 was $0.7 million, an increase of $42 thousand from the three months ended March 31, 2022. The increase was primarily attributable to an increase in the average depletion rate totaling $0.1 million, partially offset by a decrease in oil production volumes of $34 thousand.

The increase in the average depletion rate was primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2023	2022
	(in thousands)
Lease operating expense	$70	$91
Transportation and processing expense	51	49
Insurance expense	18	20
Workover expense	15	(2)
Accretion expense	14	9
	$168	$167

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($7.33 per barrel of oil equivalent or “BOE”) during the three months ended March 31, 2023, compared to $0.2 million ($8.03 per BOE) during the three months ended March 31, 2022. Production costs and production costs per BOE were relatively consistent during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the three months ended March 31, 2023 were $1.1 million, primarily related to revenue received of $1.3 million, partially offset by operating expenses of $0.2 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the three months ended March 31, 2022 were $1.4 million, primarily related to revenue received of $1.6 million, partially offset by operating expenses of $0.1 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the three months ended March 31, 2023 were $0.1 million, primarily related to investments in salvage fund of $0.1 million and capital expenditures for oil and gas properties of $11 thousand.

Cash flows used in investing activities during the three months ended March 31, 2022 were $0.1 million, primarily related to investments in salvage fund of $0.1 million and capital expenditures for oil and gas properties of $37 thousand.

Financing Cash Flows

Cash flows used in financing activities during the three months ended March 31, 2023 were $1.1 million, related to manager and shareholder distributions.

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

As of March 31, 2023, the Fund’s estimated capital commitments related to its oil and gas properties were $3.1 million (which include asset retirement obligations for the Fund’s projects of $1.6 million), of which $40 thousand is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Beta Project. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices.

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

Overriding Royalty Interest

Effective January 1, 2023, the fixed percentage overriding royalty interest of 6.25% in the Fund’s net revenue interest in the Beta Project’s oil and natural gas production became payable to the Fund’s former lender, which was conveyed pursuant to the Fund’s credit agreement applicable to the project.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of March 31, 2023 and December 31, 2022, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2023.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY Q FUND, LLC

Dated:	May 8, 2023	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 8, 2023	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

